Form 10-Q
period 2011-03-31
GOLDEN GLOBAL CORP.
filed 2011-06-20
CIK 1502555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission File Number 333-169757

GOLDEN GLOBAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17412 105 Ave NW, Suite 201, Edmonton, Alberta	T5S 1G4
(Address of principal executive offices)	(Zip Code)

780.443.4652
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES     [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES     [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES     [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 33,947,417 common shares issued and outstanding as of June 20, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and nine month periods ended March 31, 2011 form part of this quarterly report. They are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets (Unaudited)
As at March 31, 2011 and June 30, 2010
Stated in Canadian dollars

	March 31,	June 30,
	2011	2010
ASSETS
Current
Cash and cash equivalents	$36,122	$148,241
Sales tax receivable	1,601	100
Prepaid expenses	376	11,000
Total current assets	38,099	159,341
Property and equipment
Equipment (Note 4)	165,153	156,457
Mineral properties, unproven (Note 5)	26,249	2
Deposit on mineral properties	-	10,000
Total property and equipment	191,402	166,459
Total Assets	$229,501	$325,800
LIABILITIES
Current
Accounts payable and accrued liabilities
Third parties	$16,515	$308
Related parties	17,085	-
Due to related parties (Note 6)	338	338
Total Liabilities	33,938	646
Going concern (Note 1)
STOCKHOLDERS' EQUITY
Capital Stock (Note 7)
Authorized: 75,000,000 with a par value of $0.0001 Outstanding but not issued 33,947,417 common stock (33,020,000 at June 30)	3,395	3,302
Additional paid in capital	424,409	366,991
Deficit accumulated during the exploration stage	(293,499)	(45,139)
	134,305	325,154
Equity attributable to non-controlling interest	61,258	-
Total Stockholders' Equity	195,563	325,154
Total Liabilities and Stockholders' Equity	$229,501	$325,800

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)
For the three month periods ended March 31, 2011, and March 31, 2010,
For the nine month period ended March 31, 2011, and the period from
December 10, 2009 (Inception) to March 31, 2010, and
From December 10, 2009 (Inception) to March 31, 2011
Stated in Canadian dollars

				From	Cumulative from
	3 months	3 months	9 months	December 10,	December 10,
	ended	ended	ended	2009	2009
	March 31,	March 31,	March 31,	(Inception) to	(Inception) to
	2011	2010	2011	March 31, 2010	March 31, 2011
Expenses
Administration fees	$9,450	$3,150	$24,525	$3,150	$32,925
Consulting fees	13,170	-	20,604	-	38,836
Depreciation	10,740	-	32,215	-	49,599
Professional fees	4,693	-	40,156	-	40,464
Office and general	56,911	142	113,648	142	114,008
Travel expenses	-	-	15,598	-	16,053
	(94,964)	(3,292)	(246,746)	(3,292)	(291,885)
Other Items
Interest income	8	-	23	-	23
	8	-	23	-	23
Net loss for period	(94,956)	(3,292)	(246,723)	(3,292)	(291,862)
Dividend attributed to non-controlling interest	1,352	-	1,637	-	1,637
Net loss available to equity shareholders	$(96,308)	$(3,292)	$(248,360)	$(3,292)	$(293,499)
Basic and diluted income (loss) per share	$(0.003)	$(0.000)	$(0.007)	$(0.000)
Weighted average number of shares outstanding	33,947,417	26,774,167	33,644,099	26,397,973

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholder's Equity (Unaudited)
For the period ended March 31, 2011
Stated in Canadian dollars

					Equity
	Common Stock				attributable to	Equity
			Additional		Golden Global	attributable to
			Paid in	Accumulated	Corp	non-controlling	Total
	Shares	Amount	Capital	Deficit	Shareholders	interests	Equity
Balance, December 10, 2009	-	$-	$-	$-	$-	$-	$-
December 10, 2009, issue of shares for cash at $.0001/sh	8,500,000	850	-	-	850	-	850
December 12, 2009, issue of shares for equipment and mineral rights	18,000,000	1,800	172,043	-	173,843	-	173,843
March 1, 2010, issue of shares for cash at $.03/sh	1,175,000	118	35,182	-	35,300	-	35,300
April 15, 2010, issue of shares for cash at $.03/sh	1,885,000	189	56,312	-	56,501	-	56,501
June 4, 2010 issue of shares for cash at $.03/sh	3,460,000	346	103,454	-	103,800	-	103,800

Loss for the period	-	-	-	(45,139)	(45,139)	-	(45,139)
Balance, June 30, 2010	33,020,000	3,302	$366,991	$(45,139)	$325,154	$-	$325,154

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholder's Equity (Unaudited) (Continued)
For the period ended March 31, 2011
Stated in Canadian dollars

					Equity
	Common Stock				attributable to	Equity
			Additional		Golden Global	attributable to
			Paid in	Accumulated	Corp	non-controlling	Total
	Shares	Amount	Capital	Deficit	Shareholders	interests	Equity
Balance, June 30, 2010	33,020,000	$3,302	$366,991	$(45,139)	$325,154	$-	$325,154
September 27, 2010 issue of shares for McDame property	333,667	33	9,977	-	10,010	-	10,010
September 28, 2010 issue of shares for cash at $.08/sh	593,750	59	47,441	-	47,500	-	47,500
November 30, 2010, issue of 420,000 preferred shares for cash at $.10/sh	-	-	-	-	-	42,000	42,000
February 18, 2011,issue of 280,000 preferred shares for cash at $.10/sh	-	-	-	-	-	28,000	28,000

Preferred shares issuing cost	-	-	-	-	-	(8,742)	(8,742)

Loss for the period	-	-	-	(246,723)	(246,723)	-	(246,723)

Dividends	-	-	-	(1,637)	(1,637)	-	(1,637)
Balance, March 31, 2011	33,947,417	$3,395	$424,409	$(293,499)	$134,305	$61,258	$195,563

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended March 31, 2011,
From December 10, 2009 (Inception) to March 31, 2010, and
From December 10, 2009 (Inception) to March 31, 2011
Stated in Canadian dollars

			Cumulative
		From	from
		December 10,	December 10,
	9 months	2009	2009
	ended	(Inception) to	(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
Operating activities
Net loss for period	$(246,723)	$(3,292)	$(291,862)
Depreciation	32,215	-	49,599
Changes in non-cash working capital balances
Sales tax receivable	(1,501)	-	(1,601)
Prepaid expenses	10,624	-	(376)
Accounts payable and accrued liabilities	33,292	-	33,600
Net cash provided by (used in) operating activities	(172,093)	(3,292)	(210,640)
Financing activities
Common share issued	47,500	44,830	243,950
Preferred shares issued to non-controlling interest	61,258	-	61,258
Dividends to non-controlling interest	(1,637)	-	(1,637)
Due to related parties	-	338	338
Net cash proved by (used in) financing activities	107,121	45,168	303,909
Investing activities
Mineral properties	(6,237)	-	(16,237)
Equipment purchase	(40,911)	-	(40,911)
Net cash proved by (used in) investing activities	(47,148)	-	(57,148)

Increase (decrease) in cash and cash equivalents during the period	(112,120)	41,876	36,121
Cash and cash equivalents, beginning of the period	148,241	-	-
Cash and cash equivalents, end of the period	$36,121	$41,876	$36,121
Supplemental cash flow information
Non-cash financing activities
- 18,000,000 shares issued for equipment of $173,841 and $2 for mineral rights	$-	$173,843	$173,843
- 333,667 shares issued for McDame property	$10,010	$-	$10,010
- Income taxes paid	$-	$-	$-
- Interest paid	$-	$-	$-

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011
Stated in Canadian dollars

Note 1 – Nature and Continuance of Operations

Golden Global Corp. ("the Company") was incorporated in the State of Nevada, USA on December 10, 2009. It owns a 100% interest in Golden Global Mining Corporation which was incorporated in the Province of Alberta, Canada on January 10, 2010. The Company is in the exploration stage and it is currently looking at developing properties it has acquired in British Columbia, Canada.

The Company has adopted June 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2011, the Company had not yet achieved profitable operations and has accumulated losses of $291,862 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2 – Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s June 30, 2010 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s June 30, 2010 annual consolidated financial statements. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ended June 30, 2011.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011
Stated in Canadian dollars

Note 2 – Interim Reporting - continued

The consolidated financial statements, which include the Company and its subsidiary, Golden Global Mining Corporation are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of the assets, liabilities, and net income or loss of its wholly-owned subsidiary.

Note 3 – Accounting policies

There have been no changes in accounting policies from those disclosed in the notes to the audited consolidated financial statements for the year ended June 30, 2010.

Functional Currency

The Company’s functional currency is the Canadian dollar. All amounts shown on these statements are stated in Canadian dollars.

Development Stage Company

The Company is a development stage company as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-915, Development Stage Entities. The Company is still in the developmental stage, devoting substantially all of its present efforts to establishing its business. Its planned principal operations have not commenced, as only one subsidiary has started to realize some revenues but has not achieved full operations. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities and due to related parties’ approximate fair value because of the short-term nature of these instruments.

The Company has cash balances at well-known financial institutions. Balances in Canadian dollars at Canadian institutions are protected by insurance up to specified amount. Amounts not at Canadian institutions and /or over those specified amounts are subject to risk. At March 31, 2011, the amount not covered by insurance was $14,104. ($48,241 was not covered by insurance as at June 30, 2010.)

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011
Stated in Canadian dollars

Financial Instruments - continued

Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 4 - Equipment

Equipment is capitalized and depreciated on a straight-line basis over 5 years.

A breakdown of equipment is as follows:

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011
Stated in Canadian dollars

Note 4 – Equipment - continued

As at March 31, 2011

		Accumulated	Net Book
	Cost	Depreciation	Value

Furniture and fixtures	$1,090	$273	$817
Mining equipment	212,599	49,060	163,539
Computers	1,063	266	797
	$214,752	$49,598	$65,153

As at June 30, 2010

		Accumulated	Net Book
	Cost	Depreciation	Value

Furniture and fixtures	$1,090	$109	$981
Mining equipment	171,688	17,169	154,519
Computers	1,063	106	957
	$173,841	$17,384	$156,457

Note 5 – Mineral Property

On December 12, 2009, the Company purchased two mineral properties and mining equipment in British Columbia, Canada, from a company with common officers through the issuance of 18,000,000 shares. The properties purchased are the Thibert Creek and Dynasty claims and were recorded at the carrying value of the vendor.

On May 16, 2010, the Company made a $10,000 deposit on property known as the McDame property, which includes placer claims #362586 and #363240 located near Cassiar, in the Liard Mining Division of British Columbia, Canada. The Company finalized the purchase of the claims on September 27, 2010 through the issuance of 333,667 shares representing an agreed value of $10,010.

On October 29, 2010, the Company paid $6,237 in order to keep mineral claims active until March 31, 2011.

Subsequent to the period end $3,788 was paid to keep the mineral claims active to at least June 30, 2011 and in some cases to September 30, 2011.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011
Stated in Canadian dollars

Note 6 – Related Parties – balances and transactions

Amounts due to related parties represent advances made on demand but without interest.

During the nine month period ended March 31, 2011, the Company paid $29,500 for management and consulting services to a director. $4,615 was paid for consulting services to a company with common officers during the same period.

In addition, during the nine month period ended March 31, 2011, $28,933 was paid to the same company for expense re-imbursements.

Note 7 - Capital Stock – Common Shares

On December 10, 2009, the Company’s directors approved the issuance of 8,500,000 common stock at $.0001 for total cash proceeds of $850. Receipt of the funds was completed on May 21, 2010.

On December 12, 2009, the Company’s directors approved the issuance of 18,000,000 common stock for equipment and mineral property with a total value of $173,843.

On March 10, 2010, the Company’s directors approved the issuance of 1,175,000 common stock for total cash proceeds of $35,250.

On April 15, 2010, the Company’s directors approved the issuance of 1,885,000 common stock for total cash proceeds of $56,550.

On June 4, 2010, the Company’s directors approved the issuance of 3,460,000 common stock for total cash proceeds of $103,800.

On September 27, 2010, the Company’s directors approved the issuance of 333,667 common stock for mineral properties with a value of $10,010.

On September 28, 2010, the Company’s directors approved the issuance of 593,750 common stock for total cash proceeds of $47,500.

As of March 31, 2011, there are no share options or warrants outstanding.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011
Stated in Canadian dollars

Note 9 – Preferred Shares

On November 30, 2010, the Company’s 100% wholly owned subsidiary, Golden Global Mining Corporation, closed a private placement of 420,000 preferred shares at $0.10 per share for a gross proceed of $42,000. These shares bear a cumulative dividend of 8% per annum and are redeemable at the option of the Company on or before the first year anniversary from the date of closing.

On February 18, 2011, the subsidiary closed a second private placement for an additional 280,000 preferred shares for a gross proceed of $28,000. The shares for the second closing also bear a cumulative dividend of 8% per annum and are redeemable at the option of the Company on or before the second year anniversary from the date of closing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” refer to Golden Global Corp. and our wholly owned subsidiary Golden Global Mining Corporation (an Alberta, Canada corporation), unless otherwise indicated.

General Overview

We were incorporated on December 9, 2009 under the laws of the State of Nevada. We have a wholly-owned subsidiary, Golden Global Mining Corporation, incorporated under the laws of Alberta. Our principal executive offices are located at Suite 201, 17412 105 Ave NW, Edmonton, Alberta, T5S 1G4. Our telephone number is 780.443.4652. Our website address is www.goldenglobal.ca. Our fiscal year end is June 30.

We are a start up, exploration stage company. We have only recently begun operations and we rely upon the sale of our securities to fund those operations as we have not generated any revenue. We have a going concern uncertainty as of the date of our June 30, 2010 financial statements. Our initial goal is to begin mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. The McDame property consists of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term aim is to explore and, if warranted, develop further mining operations on the two other properties which we own, the “Thibert Creek” placer gold property and “Dynasty” property located in north western British Columbia.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2011 which are included herein.

Three and nine month periods ending March 31, 2011 and from December 10, 2009 (inception) to March 31, 2010 and cumulative from December 10, 2009 (inception) to March 31, 2011

										Cumulative
								From		From
		Three		Three		Nine		December 10,		December 10,
		Months		Months		Months		2009		2009
		Ended		Ended		Ended		(Inception) to		(Inception) to
		March 31,		March 31,		March 31,		March 31,		March 31,
		2011		2010		2011		2010		2011
Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$(94,964)		$(3,292)		$(246,746)		$(3,292)		$(291,885)
Interest Income		$8	$	Nil		$23		$-		$23
Net Loss		$(94,956)		$(3,292)		$(246,723)		$(3,292)		$(291,862)

Expenses

Our operating expenses for the three month periods ended March 31, 2011 and 2010, the nine month periods ended March 31, 2011 and inception (December 9, 2009) to March 31, 2011 are outlined in the table below:

							Cumulative
						From	From
	Three		Three	Nine		December 10,	December 10,
	Months		Months	Months		2009	2009
	Ended		Ended	Ended		(Inception) to	(Inception) to
	March 31,		March 31,	March 31,		March 31,	March 31,
	2011		2010	2011		2010	2011
Administration fees	$9,450		$3,150$	24,525		$3,150	$32,925
Consulting fees	$13,170	$	Nil$	20,604	$	Nil	$38,836
Depreciation	$10,740	$	Nil$	32,215	$	Nil	$49,599
Professional fees	$4,693	$	Nil$	40,156	$	Nil	$40,464
Office and general	$56,911		$142$	113,648		$142	$114,008
Travel expenses	$-	$	Nil$	15,598	$	Nil	$16,053

Operating expenses for the three months ended March 31, 2011 were $94,964 compared with $3,292 for the three month period ended March 31, 2010 and $246,723 for the nine month period ended March 31, 2011. Operating expenses from December 10, 2009 (inception) to March 31, 2010 were $3,292 compared to cumulative operating expenses from December 10, 2009 (inception) to March 31, 2011 of $291,885.

Net Loss

For the three months ended March 31, 2011 we incurred a net loss of $94,956 as compared to $3,292 for the same period in 2010 and $246,273 for the nine month period ended March 31, 2011. Our net lost from December 10, 2009 (inception) to March 31, 2010 was $3,292 compared to our cumulative net loss from December 10, 2009 (inception) to March 31, 2011 of $291,862.

Lack of Revenues

We have limited operational history. From our inception on December 9, 2009 to March 31, 2011 we did not generate any revenues. As a mineral exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Liquidity and Capital Resources

Working Capital
	At March 31,	At June 30,	Percentage
	2011	2010	Increase/Decrease
Current Assets	$38,099	$159,341	(76.09)%
Current Liabilities	$33,938	$646	98.09%
Working Capital	$4,161	$158,695	(97.38)%

Cash Flows				Cumulative
			From	From
	Nine		December 10,	December 10,
	Months		2009	2009
	Ended		(Inception) to	(Inception) to
	March 31,		March 31,	March 31,
	2011		2010	2011
Net Cash Provided by (Used in) Operating Activities	$(172,093)		$(3,292)	$(210,640)
Net Cash Provided by Financing Activities	$107,121		$45,168	$303,909
Net Cash Provided by (Used In) Investing Activities	$(47,148)	$	Nil	$(57,148)
Net Increase (Decrease) In Cash During The Period	$(112,120)		$41,876	36,121

As of March 31, 2011 we had $36,121 in cash, current assets of $38,099, current liabilities of $33,938 and working capital of $4,161. As of June 30, 2010 we had current assets of $159,341 and current liabilities of $646 and working capital of $158,695.

During the nine month period ended March 31, 2011 we spent net cash of $172,093 on operating activities compared to $3,292 from December 10, 2009 (inception) to March 31, 2010 and $210,640 cumulative from December 10, 2009 (inception) to March 31, 2011. During the nine month period ended March 31, 2011 we received net cash of $107,121 from financing activities entirely of cash received for issuances of our common stock and our subsidiary’s preferred stock compared to $45,168 and $303,909 cumulative from December 10, 2009 (inception) to March 31, 2011. During the nine month period ended March 31, 2011 we spent $47,148 in investing activities compared to $Nil from December 10, 2009 (inception) to March 31, 2010 and $47,148 cumulative from December 10, 2009 (inception) to March 31, 2011 in the form of purchases of equipment.

During the nine month period ended March 31, 2011 we experienced a $112,120 net decrease in cash, mostly due to the equipment purchases.

We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning July 2011) will be approximately $225,000 as described in the table below. The estimates were prepared by John Hope, our president, chief executive officer and director, and take into consideration our disclosed plan to carry out explorations on the McDame property, which will include payment of fees to employees as well as consultants. The estimates were prepared based on prevailing labour and equipment costs and exploration standards in the Canadian mining industry. The estimates are based on Mr. Hope’s personal analysis and not on third party statistics or evidence. The estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	70,000
Exploration expenses	12 months	40,000
Investor relations and capital raising	12 months	5,000
Management and operating costs	12 months	45,000
Salaries and consulting fees	12 months	35,000
Fixed asset purchases	12 months	10,000
General and administrative expenses	12 months	20,000
Total		225,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $225,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Functional Currency

Our company’s functional currency is the Canadian dollar. All amounts shown on these statements are stated in Canadian dollars.

Development Stage Company

Our company is a development stage company as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-915, Development Stage Entities. Our company is still in the developmental stage, devoting substantially all of its present efforts to establishing its business. Its planned principal operations have not commenced, as only one subsidiary has started to realize some revenues but has not achieved full operations. All losses accumulated since inception has been considered as part of our company’s development stage activities.

Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities and due to related parties’ approximate fair value because of the short-term nature of these instruments.

Our company has cash balances at well-known financial institutions. Balances in Canadian dollars at Canadian institutions are protected by insurance up to specified amount. Amounts not at Canadian institutions and /or over those specified amounts are subject to risk. At March 31, 2011, the amount not covered by insurance was $14,104. ($48,241 was not covered by insurance as at June 30, 2010.)

Management is of the opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Item 3. Quantitative Disclosures about Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, and all other information contained in this quarterly report, before you decide whether to purchase our common stock. The occurrence of any of the following risks could harm our business. You may lose part or all of your investment due to any of these risks or uncertainties.

This quarterly report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this quarterly report.

Risks Related to Our Business

We do not expect positive cash flow from operations in the near term. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business.

We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- drilling, exploration and completion costs for our McDame project increase beyond our expectations; or

- we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. We can provide no assurances that any financing will be successfully completed.

Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and limited tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of gold and silver. Our properties are in the exploration stage only and are without known reserves of gold and silver. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of gold, silver or other minerals, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for mineral reserves is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing mines. Our properties are in the exploration and development stage only and are without proven reserves. We may not establish commercial discoveries on any of our properties.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration programs do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of precious metals on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. If our exploration costs are greater than anticipated, then we will not be able to carry out all the exploration of the properties that we intend to carry out. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several Federal and Provincial governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Canada or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares for significant amount of services or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 75,000,000 shares of common stock with a par value of $0.0001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our directors and officers are residents of countries other than the United States and investors may have difficulty enforcing any judgments against such persons within the United States.

Our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof

Mr. Wong, our CFO, Secretary, Treasurer and director, has other time commitments that will prevent him from devoting full-time to our operations, which may affect our operations.

Because Mr. Wong, who is responsible for some of our business activities, does not devote his full working time to operation and management of us, the implementation of our business plans may be impeded. Mr. Wong has other obligations and time commitments, which may slow our operations and impact our financial results. Additionally, when Mr. Wong becomes unable to handle the daily operations on his own, we may not be able to hire additional qualified personnel to replace him in a timely manner. If this event should occur, we may not be able to implement our business plan in a timely manner or at all.

Risks Related to the Ownership of Our Stock

Because there is no public trading market for our common stock, you may not be able to resell your shares.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do wish to resell your shares, you will have to locate a buyer and negotiate your own sale. As a result, you may be unable to sell your shares, or you may be forced to sell them at a loss.

We intend to engage a market maker to apply to have our common stock quoted on the OTC Bulletin Board. This process takes at least 60 days and the application must be made on our behalf by a market maker. If our common stock becomes listed and a market for the stock develops, the actual price of our shares will be determined by prevailing market prices at the time of the sale. We do not currently meet the existing requirements to be quoted on the OTC Bulletin Board and there is no assurance that we will ever be able to meet those requirements.

We cannot assure you that there will be a market in the future for our common stock. The trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. You may not be able to sell your shares at their purchase price or at any price at all. Accordingly, you may have difficulty reselling any shares you purchase from the selling security holders.

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of $225,000 for the next 12 months, which will require us to issue additional equity securities. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 (the “Exchange Act”) which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Our security holders may face significant restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time-consuming, difficult, and costly.

It will be time-consuming, difficult and costly for us to develop and implement the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional personnel to do so, and if we are unable to comply with the requirements of the legislation we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

Under Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending June 30, 2011. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management’s time and attention from revenue-generating activities to compliance activities. While we expect to expend significant resources to complete this important project, we may not be able to achieve our objective on a timely basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation of Golden Global Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.2	Certificate of Correction filed with the Nevada Secretary of State on February 19, 2010. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.3	Bylaws of Golden Global Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

(4)	Instruments Defining the Rights of Security Holders

4.1	Form of Share Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

(10)	Material Contracts

10.1	McDame Asset Purchase Agreement dated May 16, 2010 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).

10.2	Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).

10.3	Addendum to Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (Incorporated by reference to our Registration Statement on Form S- 1/A filed on January 26, 2011).

21	Subsidiaries of the Registrant

21.1	Golden Global Mining Corporation (an Alberta, Canada corporation)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.

31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GLOBAL CORP.
(Registrant)

Dated: June 20, 2011	/s/ John Robert Hope
John Robert Hope
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 20, 2011	/s/ Hon Ming Tony Wong
Hon Ming Tony Wong
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer )