Form 10-K
period 2011-06-30
GOLDEN GLOBAL CORP.
filed 2011-10-13
CIK 1502555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

For the fiscal year ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [     ]

Commission file number 333- 169757

GOLDEN GLOBAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17412 105 Ave NW, Suite 201, Edmonton, Alberta	T5S 1G4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 780.443.4652

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [ ]   No[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ]   No[x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[x] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No[x]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2010 was $nil based on a $nil closing price for the Common Stock on December 31, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
33,947,417 shares of common stock issued & outstanding as of October 13, 2011

     DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean Golden Global Corp. a Nevada corporation, and our wholly-owned subsidiary, Golden Global Mining Corporation, an Alberta company, unless otherwise indicated.

Corporate History

We were incorporated on December 9, 2009 under the laws of the State of Nevada. We have a wholly-owned subsidiary, Golden Global Mining Corporation, incorporated under the laws of the Province of Alberta. Our principal executive offices are located at Suite 201, 17412 105 Ave NW, Edmonton, Alberta, T5S 1G4. Our telephone number is 780.443.4652. Our website address is www.goldenglobal.ca.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are a start up, exploration stage company. We have only recently begun operations and we rely upon the sale of our securities to fund those operations as we have not generated any revenue. We have a going concern uncertainty as of the date of our most recent financial statements. Our initial goal is to begin mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. The McDame property consists of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term aim is to explore and, if warranted, develop further mining operations on the two other properties which we own, the “Thibert Creek” placer gold property and “Dynasty” property located in north western British Columbia. Our McDame property is fully described in the section of this document entitled “Description of the Property”.

On December 12, 2009 we entered into an asset purchase and share exchange agreement with Velocity Resources Canada Ltd., an Alberta company whereby we acquired mining equipment as well as the Thibert Creek and Dynasty properties in exchange for 18,000,000 shares of our common stock which were issued to 46 shareholders of Velocity Resources Canada Ltd. John Hope, our President, Chief Executive Officer and Director is also the President, controlling shareholder and a Director of Velocity Resources Canada Ltd. John Hope received 5,423,333 shares of our common stock in the transaction. Hon Ming Tony Wong, our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director who is also a shareholder of Velocity Resources Canada Ltd., received 3,905,000 shares of our common stock. The Thibert Creek and Dynasty properties are not currently material to our operations. Although we hope to be able to explore and possibly to develop the Thibert Creek and Dynasty properties, we have not taken any steps to do so due to a lack of funding. Additionally, there can be no assurance that we will ever be able to undertake any exploration or development on these properties. In light of our limited funding, we have focused on our McDame property and will be undertaking exploration activities there. Unless we are able to raise substantially more funds, we will not be able to undertake work on the Thibert Creek and Dynasty properties. Accordingly, we have not carried out any initial, or detailed examination of the properties as would be required to estimate the costs of an exploration or development program. As a result, we do not consider the properties to be material to our business at this time. If the properties do become material to our operations at a future date, we will provide all required disclosure.

We have not undertaken any further exploration on the McDame property since we acquired it, but we do anticipate spending $45,000 on exploration activity in the following 12 months and require additional financing of $225,000 for the next 12 months of operations. We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us. If we are unable to raise sufficient capital to carry out our business plan, we may be forced to cease operations and you may lose your entire investment.

Competition

The mineral exploration industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

  keeping our costs low;
  relying on the strength of our management’s contacts; and
  using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Market, Customers and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Intellectual Property

We hold copyright in the contents of our website, www.goldenglobal.ca. However, certain materials licensed from third parties (such as photographs, for example) may appear on our website from time to time. We have not filed for any protection of our trademark, and we do not have any other intellectual property.

Government Regulation

The British Columbia Ministry of Energy and Mines governs the operations of all mines with in the province of British Columbia. The Federal Government has jurisdiction over the Province regarding Fisheries as well as environmental concerns.

There are significant differences in obtaining a permit for a Placer Mine, like the McDame property, verses a permit to Hard Rock Mine. The necessary permitting to Hard Rock Mine can take as long as three years for the operator to become fully permitted where as Placer Mining operations takes 30 to 90 days. The reason for this is the impact Hard Rock Mining can have on the environment and local communities verses Placer Mining. There is no dangerous chemicals or emission required or allowed to be used in Placer Mining and they are a much smaller operation that are usually seasonal compared to Hard Rock Mines that are permanent requiring a large infrastructure.

The first step to be taken in Placer Mining is to have legal possession of the land you are to mine. Then you must apply for a permit and that application is called “Notice of Work and Reclamation Program on a Placer Property”. This application is (presently) forwarded to the Regional Mines Inspector who advises the applicant of any deficiencies if any and advises of the amount of bonding required for reclamation. The bonding amount is usually based on the amount of surface area disturbed and varies from location to location. It is estimated from past experience that the bonding for the McDame project will be somewhere between $5,000.00 and $10,000.00. The bond is used to ensure that proper reclamation takes place and the bond will not be released until such time that is completed and approved by the Mines Inspector.

First Nations are also now involved in the approval of all mining permits and have never to date declined the approval of a Placer Mining permit. Once the Mines Inspector has approved the “Notice of Work and Reclamation Program on a Placer Property” he will authorize the issuance of a permit allowing the applicant to commence operation under the guidelines set forth. These guidelines include but may not be limited to a closed circuit water system for washing the material being processed and the plant and tailings ponds 100 meter distances from any streams or lakes. Tailings ponds to be constructed as set forth in the regulations and the mines site kept in a neat and orderly fashion allowing all equipment to work without endangering operations of one another. There must also be certified environment fuel storage tanks on site and limited fire-fighting equipment such as pick axes, shovels, water spray cans and a first aid attendant with a Level One First Aid Kit, stretcher and backboard available along with Satellite phone communication to local air ambulance and hospitals. The reclamation may be carried out as the mining progresses or at the end of the mining season being no later than November 1st of each year and in the event of abandonment before equipment is removed from property. The Mines Inspector inspects the mining operation once or twice during an operating year.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of October 13, 2011, we have one full-time employee, our President and CEO, John Hope. He currently contributes approximately 40 hours per week to us. We also have one part time employee, Mr. Wong, our director, Secretary, Treasurer Chief Financial Officer and Principal Accounting Officer, who contributes approximately 8 hours per week to company business.

We currently engage independent contractors in the areas of accounting and legal services. We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services including at least 3 part time consultants who will each focus on sales and marketing, business development and investor relations.

Research and Development

We have not spent any amounts on which have been classified as research and development activities in our financial statements during the last two fiscal years.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Subsidiaries

We have one wholly-owned subsidiary, Golden Global Mining Corporation, an Alberta company.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive offices are located at Suite 201, 17412-105 Ave. NW, Edmonton, Alberta, Canada, T5S 1G4 and we pay rent of approximately $1,000 per month for the use of this space. Our telephone number is 780-443-4652 and our internet site is located at www.golden-resources.ca.

McDame Property

Location and Access

The McDame property is located 120 kilometers north-northeast of the town of Dease Lake, in the north-central part of British Columbia, Canada and 140 kilometers SSW of the town of Watson Lake, Yukon. It is situated on NTS map sheets 104P/05 (B.C. claim map 104 P, 023), at Latitude 59 degrees 16’ 34”N, Longitude 129 degrees 33’ 40”W, and is centered at UTM coordinates 657000 m N and 465000 m E, using the NAD27, Zone 9 datum point. The property consists of two Placer leases and two Placer claims which cover a total area of approximately 182.7 hectares.

Access to the McDame Property is by a paved all-weather road, British Columbia Highway 37 (Stewart-Cassiar Highway) from Watson Lake, Yukon, a distance of 140 kilometers and approximately a 2 hour drive in good weather. Chartered flights can be made into the Cassiar airstrip located at coordinates 453738 E, 6571429 N. Commercial air service is available to Dease Lake and Watson Lake.

The McDame property occupies part of an upland plateau ranging between 800-1300 meters above sea level. Rising above this from 1600 to 2600 meters are the peaks and ridges of the Cassiar mountain range. Within the plateau is the drainage basin of the Dease River. McDame Creek is a major component of this system and flows in a general west to east direction.

The climate is characterized by short, warm summers and long, cold winters. The mining season is anticipated to last between May 1 and September 30, depending on weather conditions.

The property has ample water throughout the summer. Electrical power if required can be accessed from Highway 37 or may be negotiated from the local operating mines. There are only small villages along Highway 37 where some food and accommodation can be found.

ARCTIC OCEAN
PACIFIC OCEAN
Golden Global McDame Project
CANADA
UNITED STATES
ATLANTIC OCEAN
Gulf of Mexico
Caribbean Sea
LEGEND
National boundary
Boundary of state (estado), province, territory
km 0 500 1000
mi 0 500 1000
N
W
E
S

GOLDEN GLOBAL CORPORATION

McDAME PLACER GOLD PROJECT
GENERAL LOCATION MAP

Scale: As Shown	Date: June 7/2010	Figure 1
Lat. 59° 16'N/Long. 129° 33'W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Cassiar Asbestos Mine
Erikkson Gold Mine
Golden Global McDame Project
MT. McDAME
MT. HASKIN
To Watson Lake
NEEDLEPOINT MTN.
JUNIPER MTN.
MT. PENDLETON
RIVER
COTTONWOOD
59°00'
15'
130°00'
450000m.E.
45'
30'
6550000m.N.

Scale

5.0 km 0 5.0 10.0 km

GOLDEN GLOBAL CORPORATION

McDAME PLACER GOLD PROJECT
REGIONAL LOCATION MAP

Scale: 250,000	Date: June 7/2010	Figure 2
Lat. 59° 16'N/Long. 129° 33'W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Ownership Interest

On May 16, 2010 we purchased placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada for a total purchase price of $20,010 (Canadian). The purchase price consisted of an initial $10,000 (Canadian) payment in cash and 167,000 shares of our common stock at a value of $0.03 (Canadian) and a subsequent payment of $5,000 (Canadian) to be paid by November 20, 2010, which we paid via a stock issuance on September 27, 2010. The claims we purchased give us the right to explore, mine and produce all minerals lying on the surface of the property. We are also required to pay annual fees to the province of British Columbia of approximately $600 per year per claim.

After the acquisition of placer claims #362586 and #363240, our President and CEO, John Hope registered two additional placer leases: #776902 and #776862 in the name of our company. All four claims are physically connected. All claims are now owned directly by us.

The total amount of land covered by the claims and leases we own is approximately 182.7 hectares. The table below presents the details of the McDame concessions.

Certificate Number	Area (Hectares)	Staking Date	Expiration Date
363240	50	June 7, 1998	June 30, 2011
362586	50	May 14, 1998	June 30, 2011
776902	66.16	May 20, 2010	May 20, 2011
776862	16.54	May 20, 2010	May 20, 2011

History of Previous Operations*

Placer gold was first discovered in McDame Creek in 1874, as part of the Cariboo gold rush farther south. The mining was undertaken by individual operators using primitive shoveling and washing techniques, with some limited drifting into the upper bench of stratified sand and gravel.

Most of the historical gold was recovered from the lower bench on the north side of McDame Creek. The richest ground was the low ground of a series of tributary creeks which covered a stretch of ground from Quartz Creek downstream for 20 kilometers to the old town of Centreville. However, on the Second North Fork (approximately 9 kilometers downstream from our McDame property claims), a tunnel was driven for 160 meters into the old upper channel. Small dredging operations were carried out on McDame Creek around Centreville in the 1920’s, with some success. A small amount of hydraulic mining (cutting and washing of stratified sand and gravel using high pressure water lines) was carried out up-stream at Quartz Creek.

In the early 1930s there was still a large area of untested ground in the creek bed where it cuts across the old channel above old workings. The ground was wet and was considered to need drainage prior to being tested. Since the 1930s only intermittent placer mining operations have been carried out in these creeks.

*The historical information contained in this section of the Prospectus may be found in Bulletin 28 Placer Gold Production of British Columbia by Stuart S. Hall. Galloway J.D., 1932 Annual Report of Mines of the Province of British Columbia, for the year ending 31st December 1931.

6500'
6000'
6500'
N
W
E
S
Good Hope lake
First
North Fork
Second North Fork
Third North Fork
old high channel
Approximate
McDame Creek
Trail
McDame
Creek
CENTREVILLE
China bar
PENDLETON CAMP
Old Claims on Both sides.
Dease river
Probable
Road
McDAME POST
Trail
7000'
5000'-7000'
5000'-7000'
Dease
Pass to Cottonwood creek.
SKETCH MAP
McDAME CREEK AREA
LIARD MINING DIVISION.
Scale of Miles
Resident Mining Engineer
Prince Rupert, B.C.
B.C. Bureau of Mines.

McDame Project

GOLDEN GLOBAL CORPORATION

McDAME PLACER GOLD PROJECT
SKETCH MAP OF PLACER WORK 1931

Scale: As Shown	Date: June 7/2010	Figure 4
Lat. 59° 16'N/Long. 129° 33'W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Present Condition of the Property and Current State of Exploration

In the summer of 2009 a test program was undertaken by the property’s previous owner on the McDame area. An area of approximately 90 m long X 6.5 m wide X 3 m deep was mined. This area lies 400 m north of Hwy. 37, in a gorge with a small stream (Deepe Creek) and some old placer workings in it.

We have not undertaken any further exploration on the property since we acquired it, but we do anticipate spending $45,000 on exploration activity in the following 12 months.

We have recently moved a processing plant, water pump, excavator, wheel loader and a fuel truck onto the McDame property in anticipation of further development and exploration on the property. The property also has a tailings pond area that was used by previous owners and we plan to expand to accommodate our operations.

Geology

The McDame Project is underlain by rocks of the Sylvester allochthon, an accreted late Paleozoic to early Mesozoic oceanic terrane. It is comprised of volcanic, sedimentary, and ultramafic rocks of the Mississippian to Triassic Sylvester Group (see diagram below). The allochthon was emplaced onto autochthonous rocks of the North American miogeocline after the Triassic and prior to the mid-Cretaceous; later it was intruded by mid- to Late Cretaceous quartz monzonite of the Cassiar Complex. Gold quartz vein mineralization occurred in the Early Cretaceous.

129°
60°
NORTH
AMERICA
TINTINA
FAULT
N
CASSIAR
TERRANE
KECHIKA
FAULT
CASSIAR
FAULT
CASSIAR
Erickson
McDame
Project
59°
SYLVESTER
ALLOCHTHON
BATHOLITH
INTERMONTANE
BELT
0
25
50
km
130°

GOLDEN GLOBAL CORPORATION		
McDAME PLACER GOLD PROJECT REGIONAL GEOLOGY MAP		
Scale: As Shown	Date: June 7/2010	Figure 5
Lat. 59° 16'N/Long. 129° 33'W	Drawn By: DJB	
DUNCAN BAIN CONSULTING LTD.

No detailed mapping has been carried out on the McDame Project. However, a compilation report by Nelson and Bradford (see diagram below) indicates that this site is in close proximity to the contact between Pennsylvanian to Permian basalt flows and tuffs and Mississippian unit containing basalt, diabase, chert, argillite, calcarenite, sandstone and conglomerate.

The McDame Creek valley is a broad drift-covered trough with a gentle northeast slope. Outcrops are scarce in the valley. Riverbanks are composed of stratified river sands and gravels of Pleistocene and post-glacial origin. Remnants of high terraces occur on both banks. At least three distinct bench flats are observed. These benches occur at 2880 ft, 3130 ft and 3400 ft. Most of the gold was recovered from the lowest bench. The stratified gravels consist of greenstone, serpentinite and granitic rock types. They range from 30 to 60 cm in diameter, particularly immediately above the bedrock, and are interstratified with layers of sand.

In the Quartz Creek area (upstream from the property) unstratified glacial debris 5 to 6 m thick overlies a layer of stratified gravel from 2.5 to 4 m thick which itself lies on bedrock. Above these two layers can be seen a 2 m thick unit of stratified interglacial gravel, on top of which lies Recent alluvium. The third (highest) bench can be traced along the north side of McDame Creek. Old channels of McDame Creek, represented by these three benches, occupied a higher elevation than the current stream.

J.L. Nelson and J.A. Bradford, 1993. BCGS Bulletin 83: Geology of the Midway - Cassiar Area, Northern British Columbia. Legend: **Kgr** Cretaceous Granite; **lls** Unknown Age Serpentinite; **lllPP$_{HV}$** Pennsylvanian to Permian Hunter Volcanics; **llTR$_{TMS}$** Triassic Table Mountain Sediments; **llb** Unknown Age Massiveand pillowed basalt flows, lesser tuff; llPP$_{VS}$ Pennsylvanian to Permian Basalt flows and tuffs; and **llM$_{VS}$** Mississippian Basalt, diabase, chert, argillite, calcarenite, sandstone and conglomerate.

N
W
E
S
McDame Project
Erickson/Cusac gold mine
McDame
Erickson
Scale
5.0 km
0
5.0
10.0 km

GOLDEN GLOBAL CORPORATION

McDAME PLACER GOLD PROJECT
PROJECT AREA GEOLOGY MAP

Scale: 1:250,000	Date: June 7/2010	Figure 6
Lat. 59° 16'N/Long. 129° 33'W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Plan of Exploration

We have conducted initial exploration investigation during the summer and fall of 2011. We intend to conduct initial exploration on the McDame property by the spring/summer of 2012 as weather conditions allow. Exploration will continue on the McDame property in 2012. We have allocated $45,000 as a budget for this program, which will involve test holes to advance and better define the reserves and grade of the property. This program is a one phase program consisting of an excavator, bulldozer testing plant, geologist, two equipment operators and one labourer for one month. The anticipated program costs are broken down as follows:

Operations	Cost ($)

2 equipment operators	10,000
1 general laborer	3,500
1 Geologist	15,000
Rental fee for a bulldozer	10,000
Fuel and miscellaneous	6,500

Total	45,000

We own a testing plant and excavator which are already on the property, so we will not incur additional costs for these items. This is the projected plan recommended by the Directors and Officers of the Company based on cost estimates prepared by John Hope, our President, CEO and Director. The estimates were prepared based on prevailing labor and equipment costs and exploration standards in the Canadian mining industry. The estimates are based on Mr. Hope’s personal analysis and not on third party statistics or evidence. Mr. Hope will be supervising the testing program. We anticipate that we will engage Mr. Duncan J. Bain, Ph. D. P. Geo. a graduate of the University of Western Ontario in London, Canada to guide our exploration and development activities as Mr. Bain has been involved in drafting a report on this property for us. Mr. Bain received a Bachelor of Science degree in Geology in 1977 and received a Ph. D. in Geology from the University of Western Ontario in 2010. Mr. Bain is also a Fellow of the Geological Association of Canada, a member of the Prospectors and Developers Association of Canada for more than 20 years, and has practiced continuously as an exploration, development and mine Geologist since graduating in 1977.

Glossary of Technical Terms

Term	Definition
Allochton	A rock mass formed somewhere other than its present location, which was transported by fault movements, large-scale gravity sliding, or similar processes
Alluvium	sediment deposited by flowing water, especially soil formed in river valleys and deltas from material washed down by the river
Argillite	rock that is made up of clay or silt particles, especially a hardened mudstone

Term	Definition
Autochthonous	describes a rock, mineral deposit, or geologic feature that was formed in the area where it is found
Basalt	a dark-green or black rock formed when hot liquid rock from a volcano becomes solid
Calcarenite	a rock formed by the percolation of water through a mixture of calcareous shell fragments and quartz sand causing the dissolved lime to cement the mass together
Chert

a very hard and resistant microcrystalline variety of quartz, SiO2. It is extremely resistant to weathering and remains in the soil that forms from the weathering of dolomite. As the soils are eroded and washed away, the chert remains or gets washed into the streams as gravel bars.

Conglomerate

a rock consisting of individual rock formations within a finer-grained matrix that have become cemented together. Conglomerates are sedimentary rocks consisting of rounded fragments and are thus differentiated from breccias, which consist of angular clasts

Cretaceous

The Cretaceous Period is one of the major divisions of the geologic timescale, reaching from the end of the Jurassic Period (i.e. from 145.5 ± 4.0 million years ago (Ma)) to the beginning of the Paleocene epoch of the Tertiary Period (about 65.5 ± 0.3 Ma).

Diabase	a mafic, subvolcanic rock equivalent to volcanic basalt
Greenstone	a green igneous rock containing the minerals feldspar and hornblende
Jurassic	The Jurassic Period is a major unit of the geologic timescale that extends from about 199.6 ± 0.6 Ma (million years ago) to 145.4 ± 4.0 Ma, the end of the Triassic to the beginning of the Cretaceous.
Mesozoic	the era of geologic time, 248 million to 65 million years ago, during which dinosaurs, birds, and flowering plants first appeared
Miogeocline	An association chiefly of carbonates, shales, and clean sand-stones, with an absence of volcanics. These sediments are thought to have formed in shallow water on a continental margin.
Monzonite

rock that contains abundant and approximately equal amounts of plagioclase and potash feldspar; it also contains subordinate amounts of biotite and hornblende, and sometimes minor quantities of orthopyroxene.

Paleozoic	the era of geologic time, about 570 million to 248 million years ago, during which fish, insects, amphibians, reptiles, and land plants first appeared
Pleistocene	the epoch of geologic time, about 1.6 million to 10,000 years ago, characterized by the disappearance of continental ice sheets and the appearance of humans
Quartz	a common, hard, usually colorless, transparent crystalline mineral with colored varieties
Sandstone	a sedimentary rock made up of particles of sand bound together with a mineral cement

Term	Definition
Serpentinite	composed of minerals of the serpentine group. It forms by regional metamorphism of deep-sea rocks from the oceanic mantle
Strata	layers of sediment or layers of sedimentary rock.
Terrane	short-hand term for a tectonostratigraphic terrane, which is a fragment of crustal material formed on, or broken off from, one tectonic plate and accreted or "sutured" to crust lying on another plate.
Triassic	the period of geologic time, 248 million to 206 million years ago, during which reptiles flourished and dinosaurs and evergreen forests first appeared
Ultramafic	also referred to as ultrabasic, rocks are rocks with very low silica content (less than 45%), generally >18% MgO, high FeO, low potassium, and are composed of usually greater than 90% mafic minerals (dark colored, high magnesium and iron content). The Earth's mantle is composed of ultramafic rocks.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. We intend to engage a market maker to apply to have our common stock quoted on the OTC Bulletin Board once this Registration Statement has been declared effective by the SEC; however, there is no guarantee that we will obtain a listing.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock listed on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Bulletin Board. This could prevent us from developing a trading market for our common stock.

On October 13, 2011, the list of stockholders for our shares of common stock showed 112 registered stockholders and 33,947,417 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on December 9, 2009. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of June 30, 2011, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2011.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2011 and June 30, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our consolidated audited financial statements are stated in Canadian Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Not accounting for our working capital of $738, we require additional funds of approximately $225,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest significant funds in capital expenditures during the twelve-month period ending June 30, 2012.

General and Administrative Expenses

We expect to spend $225,000 during the twelve-month period ending June 30, 2012 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending June 30, 2011.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2012.

Results of Operations for the Years Ended June 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2011 and 2010.

Our operating results for the years ended June 30, 2011 and 2010 are summarized as follows:

		Year Ended
		June 30
		2011		2010

Revenue	$	Nil	$	Nil
Operating Expenses		$295,921		$45,139
Net Loss		$(295,898)		$(45,139)

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the year ended June 30, 2011 and June 30, 2010 are outlined in the table below:

	Year Ended
	June 30

	2011	2010

Administration fees	$33,975	$8,400
Consulting fees	$21,775	$18,232
Dividend on preferred shares	$3,131	$-
Depreciation	$42,950	$17,384
Professional fees	$42,706	$308
Office and general	$135,696	$815
Travel expenses	$15,688	$-

The increase in operating expenses for the year ended June 30, 2011, compared to fiscal 2010, was mainly due to the fact that our 2010 fiscal year spanned only the period from our inception on December 9, 2009 to June 30, 2010 and that the first few months of our operations were mainly administrative in nature.

Liquidity and Financial Condition

As of June 30, 2011, our total assets were $219,101, our total liabilities were $34,418 and we had working capital of $738. Our financial statements report a net loss of $295,898 for the year ended June 30, 2011, and a net loss of $337,906 for the period from December 9, 2009 (date of inception) to June 30, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At	At
	June 30, 2011	June 30, 2010

Net Cash (Used in) Operating Activities	$(226,506)	$(38,547)
Net Cash Provided by (Used In) Investing Activities	$(50,935)	$(10,000)
Net Cash Provided by Financing Activities	$159,033	$196,788
Cash (decrease) increase during the year	$(118,408)	$148,241

We had cash in the amount of $29,833 as of June 30, 2011 as compared to $148,241 as of June 30, 2010. We had a working capital surplus of $738 as of June 30, 2011 compared to working capital surplus of $158,695 as of June 30, 2010.

Our principal sources of funds have been from sales of our common stock and our subsidiary’s preferred shares.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $225,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The consolidated audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Fair Value Measurements

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard established a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. This topic requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the useful lives of the assets, estimated to be 5 years. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Gain (loss) related to retirement or disposition of fixed assets is recognized in the period which the gain (loss) occurs.

Impairment of long-lived assets

The Company evaluates the recoverability of the net carrying value of its equipment and identifiable intangible assets with definite lives, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized as a charge to earnings.

Preferred shares of subsidiary.

Golden Global Mining Corporation, the Company’s wholly owned subsidiary, issued preferred shares which have been classified as equity in their financial statements. In these statements, the financial instruments have been classified as noncontrolling interests and dividends paid on behalf of the preferred shares have been recorded as a charge against income.

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

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on our company’s financial position, operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
Consolidated Financial Statements
Stated in Canadian Dollars
June 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Golden Global Corp.:

I have audited the accompanying consolidated balance sheet of Golden Global Corp. (an Exploration Stage Company) as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2011 and 2010 and for the period from inception, December 9, 2009 to June 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In my opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011 and June 30, 2010 and the consolidated results of its operations, changes in its cash flows and changes in equity for the years ended June 30, 2011 and June 30, 2010 and for the period from inception, December 9, 2009 to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

North Vancouver, Canada	“K R. MARGETSON LTD.””
October 13, 2011	Chartered Accountant

331 East 5th Street	Telephone: 604.929.0819
North Vancouver, BC V7L 1M1	Facsimile: 1.877.874.9583
CANADA	E-Mail: info@krmargetson.com

GOLDEN GLOBAL CORP.
(An Exploration Stage Company
Consolidated Balance Sheets
June 30, 2011 and June 30, 2010

Stated In Canadian Dollars

	June 30,	June 30,
	2011	2010
ASSETS
Current
Cash and cash equivalents	$29,833	$148,241
Sales tax receivable	4,814	100
Prepaid expenses	-	11,000
Total current assets	34,647	159,341
Property and equipment
Equipment (Note 3)	154,417	156,457
Mineral properties, unproven (Note 4)	30,037	2
Deposit on mineral properties	-	10,000
Total property and equipment	184,454	166,459
Total Assets	$219,101	$325,800

LIABILITIES
Current
Accounts payable and accrued liabilities	$17,333	$308
Due to related parties (Note 5)	16,576	338
Total Liabilities	33,909	646
Going concern (Note 1)
STOCKHOLDERS' EQUITY
Capital Stock (Note 6) Authorized: 75,000,000 with a par value of $0.0001 Outstanding but not issued 34,222,417 common stock (33,020,000 in 2010)	3,422	3,302
Additional paid in capital	446,843	366,991
Deficit accumulated during the exploration stage	(337,906)	(45,139)
Equity attributable to shareholders	112,359	325,154
Equity attributable to noncontrolling interest	72,833	-
Total Stockholders' Equity	185,192	325,154
Total Liabilities and Stockholders' Equity	$219,101	$325,800

See Accompanying Notes

GOLDEN GLOBAL CORP.
(An Exploration Stage Company
Consolidated Statements of Operations
For the year ended June 30, 2011,
For the period from December 9, 2009 to June 30, 2010 and
For the period from Inception, December 9, 2009 to June 30, 2011

Stated In Canadian Dollars

		From	From
		December 9,	December 9,
	For the Year	2009	2009
	ended	(Inception) to	(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011

Expenses
Administration fees	$33,975	$8,400	$42,375
Consulting fees	21,775	18,232	40,007
Dividend on preferred shares	3,131	-	3,131
Depreciation	42,950	17,384	60,334
Professional fees	42,706	308	43,014
Office and general	135,696	815	136,511
Travel expenses	15,688	-	15,688
	(295,921)	(45,139)	(341,060)
Other Items
Interest income	23	-	23
	23	-	23
Net loss and comprehensive loss for period	(295,898)	(45,139)	(341,037)
Attributed to noncontolling interest	3,131	-	3,131

Attributed to common stockholders	$(292,767)	$(45,139)	$(337,906)

Basic and diluted income (loss) per share	$(0.009)	$(0.001)
Weighted average number of shares outstanding	33,748,564	33,045,616

See Accompanying Notes

GOLDEN GLOBAL CORP.
(An Exploration Stage Company
Consolidated Statements of Cash Flows
For the year ended June 30, 2011,
For the period from December 9, 2009 to June 30, 2010 and
For the period from Inception, December 9, 2009 to June 30, 2011

Stated In Canadian Dollars
			From
	For the year	For the year	December 9,
	ended	ended	2009
	June 30,	June 30,	(Inception) to
	2011	2010	June 30, 2011
Operating activities
Net loss and comprehensive loss for period	$(292,767)	$(45,139)	$(337,906)
Depreciation	42,950	17,384	60,334
Changes in non-cash working capital balances
Sales tax receivable	(4,714)	(100)	(4,814)
Prepaid expenses	11,000	(11,000)	-
Accounts payable and accrued liabilities	17,025	308	17,333
Net cash provided by (used in) operating activities	(226,506)	(38,547)	(265,053)
Financing activities
Common share issued	69,962	196,450	266,412
Preferred shares issued to noncontrolling interest net of issuing costs	75,964	-	75,964
Dividends to noncontrolling interest	(3,131)	-	(3,131)
Due to (from) related parties	16,238	338	16,576
Net cash proved by (used in) financing activities	159,033	196,788	355,821
Investing activities
Mineral properties	(10,025)	(10,000)	(20,025)
Equipment purchase	(40,910)	-	(40,910)
Net cash proved by (used in) investing activities	(50,935)	(10,000)	(60,935)
Increase (decrease) in cash and
cash equivalents during the period	(118,408)	148,241	29,833
Cash and cash equivalents, beginning of the period	148,241	-	-
Cash and cash equivalents, end of the period	$29,833	$148,241	$29,833

Supplemental cash flow information
Non-cash financing activities
- 18,000,000 shares issued for equipment of
$173,841 and $2 for mineral rights	$-	$-	$173,843
- 333,667 shares issued for McDame property	$10,010	$-	$1,010
- Income taxes paid	$-	$-	$-
- Interest paid	$-	$-	$-

See Accompanying Notes

GOLDEN GLOBAL CORP.
(An Exploration Stage Company
Consolidated Statement of Stockholders’ Equity
For the period from Inception, December 9, 2009 to June 30, 2011

Stated in Canadian dollars
						Equity
					Equity attributable	attributable to
	Common Stock		Additional	Accumulated	to Golden Global	noncontrolling
	Shares	Amount	Paid in Capital	Deficit	Corp Shareholders	interests	Total Equity

Balance, December 10, 2009	-	$-	$-	$-	$-	$-	$-

December 10, 2009, issue of shares for cash at $.0001/sh	8,500,000	850	-	-	850	-	850

December 12, 2009, issue of shares for equipment and mineral rights	18,000,000	1,800	172,043	-	173,843	-	173,843

March 1, 2010, issue of shares for cash at $.03/sh	1,175,000	118	35,182	-	35,300	-	35,300

April 15, 2010, issue of shares for cash at $.03/sh	1,885,000	189	56,312	-	56,501	-	56,501

June 4, 2010 issue of shares for cash at $.03/sh	3,460,000	346	103,454	-	103,800	-	103,800

Net loss and comprehensive loss	-	-	-	(45,139)	(45,139)	-	(45,139)

Balance, June 30, 2010	33,020,000	3,302	$366,991	$(45,139)	$325,154	$-	$325,154

See Accompanying Notes

GOLDEN GLOBAL CORP.
(An Exploration Stage Company
Statement of Equity (continued)

						Equity
					Equity attributable	attributable to
	Common Stock		Additional	Accumulated	to Golden Global	noncontrolling
	Shares	Amount	Paid in Capital	Deficit	Corp Shareholders	interests	Total Equity

Balance, June 30, 2010	33,020,000	$3,302	$366,991	$(45,139)	$325,154	$-	$325,154

September 27, 2010 issue of shares for McDame property	333,667	33	9,977	-	10,010	-	10,010

September 28, 2010 issue of shares for cash at $.08/sh	593,750	59	47,441	-	47,500	-	47,500

November 30, 2010, issue of 420,000 preferred shares for cash at $.10/sh	-	-	-	-	-	42,000	42,000

December 30, 2010, cash received on subscription for 265,000 preferred shares to be issued at $.10/sh	-	-	-	-	-	26,500	26,500

February 2, 2011, cash received on subscription for 15,000 preferred shares to be issued at $.10/sh	-	-	-	-	-	1,500	1,500

May 15, 2011, cash received on subscription for 123,400 preferred shares to be issued at $.10/sh	-	-	-	-	-	12,340	12,340

May 23, 2011, cash received on subscription for 40,000 preferred shares to be issued at $.10/sh	-	-	-	-	-	4,000	4,000

May 27, 2011 issue of shares for cash at $.10/sh	275,000	28	22,434	-	22,462	-	22,462

Preferred shares issuing cost	-	-	-	-	-	(10,376)	(10,376)

Net loss and comprehensive loss	-	-	-	(292,767)	(292,767)	(3,131)	(295,898)

Balance, June 30, 2011	34,222,417	$3,422	$446,843	$(337,906)	$112,359	$72,833	$185,192

See Accompanying Notes

Note 1 – Nature and Continuance of Operations

Golden Global Corp. ("the Company") was incorporated in the State of Nevada, USA on December 10, 2009. It owns a 100% controlling interest in Golden Global Mining Corporation which was incorporated in the Province of Alberta, Canada on January 10, 2010. The Company is in the exploration stage and it is currently looking at developing properties it has acquired in British Columbia, Canada.

The Company has adopted June 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2011, the Company had not yet achieved profitable operations and has accumulated losses of $337,906 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Company’s wholly owned subsidiary, Golden Global Mining Corporation, and 100% of its assets, liabilities and net income or loss. All intercompany accounts and transactions have been eliminated

Functional Currency

The Company’s functional currency is the Canadian dollar. All amounts shown on these statements are stated in Canadian dollars.

Note 2 – Summary of Significant Accounting Policies (continued)

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

Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

Fair Value Measurements

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard established a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Note 2 – Summary of Significant Accounting Policies (continued)

Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities and due to related parties’ approximate fair value because of the short-term nature of these instruments.

The Company has cash balances at well-known financial institutions. Balances in Canadian dollars at Canadian institutions are protected by insurance up to specified amount. Amounts not at Canadian institutions and /or over those specified amounts are subject to risk. At June 30, 2011, the amount not covered by insurance was $1,160. ($48,241 was not covered by insurance as at June 30, 2010.)

Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Mineral Property Acquisition Costs and Exploration Expenses

Mineral property exploration costs are charged to operations as incurred. Mineral property acquisition costs are initially capitalized when incurred and are amortized using the units-of-production method over the estimated life of probable, proven reserves. If mineral rights are abandoned or estimated to be impaired, any capitalized costs will be charged to operations.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

i)	completion of a feasibility study; or

ii)	the Company’s commitment to a plan of action based on the then known facts.

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2011, the Company did not have any cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Derivative Instruments

The Company accounts for derivative instruments according to FASB ASC topic 815 Derivative and Hedging. This standard establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and also for hedging activities.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of

(i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

During the year ended June 30, 2011, the Company does not possess a derivative instrument, which the Company accounts for under this FASB ASC topic.

Note 2 – Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. This topic requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Noncash Transaction in Capital Stock

The Company follows the guidelines under FASB ASC Topic 845-10-30-3, Nonmonetary transactions, when the fair value of neither the assets received nor the assets relinquished is determinable within reasonable limits.

Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the useful lives of the assets, estimated to be 5 years. Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Gain (loss) related to retirement or disposition of fixed assets is recognized in the period which the gain (loss) occurs.

Impairment of long-lived assets

The Company evaluates the recoverability of the net carrying value of its equipment and identifiable intangible assets with definite lives, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized as a charge to earnings.

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

The Company follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Preferred shares of subsidiary.

Golden Global Mining Corporation, the Company’s wholly owned subsidiary, issued preferred shares which have been classified as equity in their financial statements. In these statements, the financial instruments have been classified as noncontrolling interests and dividends paid on behalf of the preferred shares have been recorded as a charge against income.

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

Note 3 - Equipment

A breakdown of equipment is as follows:

As at June 30, 2011		Accumulated	Net Book
	Cost	Depreciation	Value

Furniture and fixtures	$1,090	$327	$763
Mining equipment	212,599	59,688	152,910
Computers	1,063	319	744
	$214,752	$60,334	$154,417

Note 3 – Equipment – (continued)

As at June 30, 2010

		Accumulated	Net Book
	Cost	Depreciation	Value

Furniture and fixtures	$1,090	$109	$981
Mining equipment	171,688	17,169	154,519
Computers	1,063	106	957
	$173,841	$17,384	$156,457

Note 4 – Mineral Property

On December 12, 2009, the Company purchased two mineral properties and mining equipment in British Columbia, Canada, from a company with common officers through the issuance of 18,000,000 shares. The properties purchased are the Thibert Creek and Dynasty claims and were recorded at the carrying value of the vendor.

On May 16, 2010, the Company made a $10,000 deposit on property known as the McDame property located near Cassiar, in the Liard Mining Division of British Columbia, Canada. The Company finalized the purchase of the claims on September 27, 2010 through the issuance of 333,667 shares representing an agreed value of $10,010.

During the year ended June 30, 2011, the Company paid $10,025 in order to keep mineral claims active until at least October 31, 2011.

Note 5 – Related Parties – balances and transactions

Amounts due to related parties represent advances made on demand but without interest.

During the year ended June 30, 2011, the Company paid $36,500 for management and consulting services to a director. $4,615 was paid for consulting services to a company with common officers during the same period.

In addition, during the year ended June 30, 2011, $28,933 was paid to the same company for expense re-imbursements.

The transactions were recorded at amounts agreed upon between the Company and the related parties.

Note 6 - Capital Stock – Common Shares

On December 10, 2009, the Company’s directors approved the issuance of 8,500,000 common stocks at $.0001 for total cash proceeds of $850. Receipt of the funds was completed on May 21, 2010.

On December 12, 2009, the Company’s directors approved the issuance of 18,000,000 common stocks for equipment and mineral property with a total value of $173,843.

On March 10, 2010, the Company’s directors approved the issuance of 1,175,000 common stocks for total cash proceeds of $35,250.

On April 15, 2010, the Company’s directors approved the issuance of 1,885,000 common stocks for total cash proceeds of $56,550.

On June 4, 2010, the Company’s directors approved the issuance of 3,460,000 common stocks for total cash proceeds of $103,800.

On September 27, 2010, the Company’s directors approved the issuance of 333,667 common stocks for mineral properties with a value of $10,010.

On September 28, 2010, the Company’s directors approved the issuance of 593,750 common stocks for total cash proceeds of $47,500.

On May 27, 2011, the Company’s directors approved the issuance of 275,000 common stocks for total cash proceeds of $22,462.

As of June 30, 2011, there are no share options or warrants outstanding.

Note 7 – Preferred Shares

On November 30, 2010, the Company’s 100% wholly owned subsidiary, Golden Global Mining Corporation, closed a private placement of 420,000 preferred shares at $0.10 per share for a gross proceed of $42,000. These shares bear a cumulative dividend of 8% per annum and are redeemable at the option of the Company on or before the first year anniversary from the date of closing.

On February 18, 2011 for an additional 280,000 preferred shares for a gross proceed of $28,000. The shares for the second closing also bear a cumulative dividend of 8% per annum and are redeemable at the option of the Company on or before the second year anniversary from the date of closing.

Note 7 – Preferred Shares – (continued)

On May 15, 2011 for an additional 123,400 preferred shares for a gross proceed of $12,340. These shares bear a cumulative dividend of 8% per annum and are redeemable at the option of the Company on or before the second year anniversary from the date of closing.

On May 23, 2011 for an additional 40,000 preferred shares for a gross proceed of $4,000. These shares bear a cumulative dividend of 8% per annum and are redeemable at the option of the Company on or before the second year anniversary from the date of closing.

Note 8 – Income Taxes

Potential benefits of income tax losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from that which would be expected by applying the effective rates to net income (loss) as follows:

		From date
		of inception,
	Year ended	December 9, 2010
	June 30, 2011	to June 30, 2010

Net loss for the period - attributed to common shareholders	$(292,767)	$(45,139)
Statutory and effective rates	25%	26%

Income tax recovery at effective rate	$(73,192)	$(11,543)
Effect of temporary differences	715	2,442
Effect of change in income tax rates	204	-
Revision to tax account estimates	-	-
Tax loss deferred	72,272	9,101

Corporate income tax recovery recognized in the accounts	$-	$-

Note 8 – Income Taxes – (continued)

The Company has accumulated net operating losses totaling approximately $325,600 for income tax purposes which expire in 2030 and 2031. The components of the net deferred tax asset at June 30, 2011 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	June 30, 2011	June 30, 2010
Statutory and effective rates	25%	26%
Non-capital losses carried forward	$81,374	$9,101
Share issue costs	2,075	-
Equipment	3,622	-
Deferred tax asset value	87,070	9,101
Valuation allowance	(87,070)	(9,101)
Deferred tax assets recognized	$-	$-

The change in the valuation allowance during the year was $77,969 ($9,101) in 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

Our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer) our chief financial officer (our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive office) and our chief financial officer (our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2011, our company’s internal control over financial reporting was effective.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

John Robert Hope	President, Chief Executive Officer and Director	66	December 9, 2009

Hon Ming Tony Wong	Chief Financial Officer , Treasurer, Secretary and Director	51	December 9, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

John Robert Hope – President, Chief Executive Officer and Director

In 2004 Mr. Hope founded Velocity Resources Canada Ltd. a private Alberta registered mining exploration company with mining interests in British Columbia, Yukon and Africa of which he has acted as President and as a Director since its inception. Mr. Hope has in the past been involved in projects such as KMC Mining’s placer gold project on McDame Creek in British Columbia; and has operated his own placer mining operations in both B.C. and the Yukon. With KMC Mining, Mr. Hope was responsible for all on site management of the company’s mining operations. Since 2005 He has sold two Molybdenum properties to Velocity Minerals Ltd., a TSX listed company of which he is a director and has completed the Public Companies Financing, Governance and Compliance course offered by Simon Fraser University as an ongoing upgrading of public company compliance knowledge. Mr. Hope’s experience in mineral exploration and production are the reasons why he was chosen as one of our directors.

Hon Ming Tony Wong- Chief Financial Officer, Treasurer, Secretary and Director

Mr. Wong has been a businessman for many years with a background in sales, marketing and Chinese media, and possesses experience in Chinese trade. He has been involved in the land syndication business for over 10 years. From 2002 to 2009, he worked for S&D International Group Inc. of Edmonton, Alberta as a sales manager. In 2009, he joined KWest Investments & Development Inc., of Edmonton, Alberta, an investment company specializing in real estate syndication, as a Director of Sales and Marketing. At both S&D International Group Inc., and KWest Mr. Wong has been responsible for the financial operations and sales efforts of the companies. Since September 2009 Mr. Wong has also been the Treasurer, Chief Financial Officer and director of Beyond IVR Holdings, Inc., a company in the business of developing integrated voice response products. Mr. Wong’s responsibilities with Beyond IVR consist of oversight of financial matters and corporate governance. Mr. Wong’s experience with land related businesses is the reason he was chosen as one of our directors.

Mr. Hope will devote his full time attention to the operations of our company. Mr. Wong will devote approximately 20 hours per week to the business operations of our company.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;
  compliance with applicable governmental laws, rules and regulations;
  the prompt internal reporting of violations of the Code; and
  accountability for adherence to the Code.

Our Code of Ethics and Business Conduct will filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Golden Global Corp., 17412 105Ave NW, Suite 201, Edmonton, Alberta T5S 1G4.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2011 and 2010; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Robert Hope President and Chief Executive Officer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	36,500 Nil	36,500 Nil
Hon Ming Tony Wong Financial Officer, Treasurer and Secretary	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Stock Options/SAR Grants

During the period from inception to June 30, 2011, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2011 or June 30, 2010 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year EndNo equity awards were outstanding as of the year ended June 30, 2011.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to June 30, 2011.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers, however, we are paying $3,500 per month to John Hope for services performed by him as our President and CEO

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 13, 2011 , certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Owner(1)	Class

John Robert Hope 17412 105 Ave NW, Suite 201 Edmonton, Alberta, T5S 1G4	5,423,333 common	16%

Hon Ming Tony Wong 9710 – 66 Ave Edmonton, Alberta, T6E 0M3	3,905,000 common	12%

All Officers and Directors As a Group	9,328,333 common	28%
*represents an amount less than 1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 13, 2011. As October 13, 2011, there were 33,947,417 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

Director Independence

We currently act with two directors, consisting of John Robert Hope and Hon Ming Tony Wong. We have determined that none of our directors are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2011 and for fiscal year ended June 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2011 ($)	2010 ($)
Audit Fees	7,500	7,300
Audit Related Fees	5,775	-
Tax Fees	-	-
All Other Fees	350	-
Total	13,625	7,300

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
No.

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.2	Certificate of Correction filed with the Nevada Secretary of State on February 19, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

Exhibit	Description
No.

(10)	Material Contracts

10.1	Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).

10.2	Addendum to Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on January 2, 2011).

(14)	Code of Ethics

14.1*	Code of Ethics

(21)	List of Subsidiaries

21.1	Golden Global Mining Corporation, an Alberta company

(31)	Rule 13a-14(a)/15d-14(a) Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GLOBAL CORP.

/s/ John Robert Hope
John Robert Hope
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 13, 2011

/s/ Hon Ming Tony Wong

Hon Ming Tony Wong
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: October 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Robert Hope	President, Chief Executive Officer and
	Director	October 13, 2011
John Robert Hope

/s/ Hon Ming Tony Wong	Chief Financial Officer, Secretary,
	Treasurer and Director	October 13, 2011
Hon Ming Tony Wong