Form 10-Q
period 2011-09-30
GOLDEN GLOBAL CORP.
filed 2011-11-21
CIK 1502555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number 000-54528

GOLDEN GLOBAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17412 105 Ave NW, Suite 201, Edmonton, Alberta, Canada	T5S 1G4
(Address of principal executive offices)	(Zip Code)

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
[X] YES     [   ] NO

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
34,247,417 common shares issued and outstanding as of November 18, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three month period ended September 30, 2011 form part of this quarterly report. They are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

Interim Consolidated Financial Statements

 (Unaudited)

September 30, 2011

Golden Global Corp.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets (Unaudited)
As at September 30, 2011 and June 30, 2011
Stated in Canadian dollars

	September 30,	June 30,
	2011	2011

ASSETS

Current
Cash and cash equivalents	$12,831	$29,833
Sales tax receivable	1,225	4,814

Total current assets	14,056	34,647

Property and equipment
Equipment (Note 5)	143,679	154,417
Mineral properties, unproven (Note 6)	40,537	30,037

Total property and equipment	184,216	184,454

Total Assets	$198,272	$219,101

LIABILITIES

Current
Accounts payable and accrued liabilities	$13,435	$17,333
Due to related parties (Note 6)	30,076	16,576

Total Liabilities	43,511	33,909
Going concern (Note 1)

STOCKHOLDERS' EQUITY

Capital Stock (Note 8)
Authorized: 75,000,000 with a par value of $0.0001 Outstanding but not issued 34,247,417 common stock	3,425	3,422
Additional paid in capital	449,090	446,843
Deficit accumulated during the exploration stage restated - Note 10	(373,718)	(341,037)

	78,797	109,228

Equity attributable to noncontrolling interest - restated	75,964	75,964
Total Stockholders' Equity	154,761	185,192

Total Liabilities and Stockholders' Equity	$198,272	$219,101

See Accompanying Notes

Golden Global Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations (Unaudited)
For the three months ended September 30, 2011 and 2010, and
For the period from December 9, 2009 (Inception) to September 30, 2011
Stated in Canadian dollars

			From
			December 9,
		3 months	2009
	3 months ended	ended	(Inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011

Expenses
Administration fees	$1,575	$6,300	$43,950
Consulting fees	468	2,500	40,475
Depreciation	10,738	10,738	71,072
Dividend on preference shares to to noncontrolling interest	1,741	-	4,872
Professional fees	2,169	9,003	45,183
Office and general	15,930	27,254	152,441
Travel expenses	60	15,598	15,748
	(32,681)	(71,393)	(373,741)
Other items
Interest income	-	-	23
	-	-	23

Net loss and comprehensive loss for period Restated - Note 10	(32,681)	(71,393)	(373,718)

Basic and diluted income (loss) per share	$(0.001)	$(0.005)

Weighted average number of shares outstanding	34,237,906	13,979,616

See Accompanying Notes

Golden Global Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Stockholder's Equity (Unaudited)
For the period from December 9, 2009 (Inception) to September 30, 2011
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

Continued -

See Accompanying Notes

Golden Global Corp.
(An Exploration Stage Company)
Interim Consolidated Statement of Stockholder's Equity (Unaudited) (Continued)
For the period from December 9, 2009 (Inception) to September 30, 2011
Stated in Canadian dollars

						Equity
					Equity attributable	attributable to
	Common Stock		Additional	Accumulated	to Golden Global	noncontrolling
	Shares	Amount	Paid in Capital	Deficit	Corp Shareholders	interests	Total Equity

May 27, 2011 issue of shares for cash at $.10/sh	275,000	28	22,434	-	22,462	-	22,462

Preferred shares issuing cost	-	-	-	-	-	(10,376)	(10,376)

Net loss and comprehensive loss Restated - Note 10	-	-	-	(295,898)	(295,898)	-	(295,898)

Balance, June 30, 2011 Restated - Note 10	34,222,417	3,422	446,843	(341,037)	109,228	75,964	185,192

August 4, 2011 issue of shares for cash at $.10/sh	25,000	3	2,247	-	2,250	-	2,250

Net loss and comprehensive loss	-	-	-	(32,681)	(32,681)		(32,681)

Balance, September 30, 2011	34,247,417	$3,425	$449,090	$(373,718)	$78,797	$75,964	$154,761

See Accompanying Notes

Golden Global Corp.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2011 and 2010
For the period from December 9, 2009 (Inception) to September 30, 2011
Stated in Canadian dollars

			From
			December 9,
			2009
	3 months ended	3 months ended	(Inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011
Operating activities
Net loss for period - Restated - Note 10	$(32,681)	$(71,393)	$(373,718)
Depreciation	10,738	10,738	71,072
Changes in non-cash working capital balances
Sales tax receivable	3,589	(3,346)	(1,225)
Prepaid expenses	-	5,372	-
Accounts payable and accrued liabilities	(3,898)	8,245	13,435

Net cash provided by (used in) operating activities Restated - Note 10	(22,252)	(50,384)	(290,436)

Financing activities
Common share issued	2,250	47,500	268,662
Preferred shares issued to noncontrolling interest net of issuing costs	-	-	75,964
Due to related parties	13,500	-	30,076

Net cash proved by (used in) financing activities Restated - Note 10	15,750	47,500	374,702

Investing activities
Mineral properties	(10,500)		(30,525)
Equipment purchase	-	(40,910)	(40,910)

Net cash proved by (used in) investing activities	(10,500)	(40,910)	(71,435)

Increase (decrease) in cash and cash equivalents during the period	(17,002)	(43,794)	12,831

Cash and cash equivalents, beginning of the period	29,833	148,241	-

Cash and cash equivalents, end of the period	$12,831	$104,447	$12,831

Supplemental cash flow information - Note 4

See Accompanying Notes

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited - Stated in Canadian dollars

Note 1 – Nature and Continuance of Operations

Golden Global Corp. ("the Company") was incorporated in the State of Nevada, USA on December 10, 2009. It owns interest in Golden Global Mining Corporation which was incorporated in the Province of Alberta, Canada on January 10, 2010. The Company is in the exploration stage and it is currently looking at developing properties it has acquired in British Columbia, Canada.

The Company has adopted June 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2011, the Company had not yet achieved profitable operations and has accumulated losses of $373,718 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2 – Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's June 30, 2011 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company's June 30, 2011 annual consolidated financial statements. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ended June 30, 2012.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited - Stated in Canadian dollars

Note 2 – Interim Reporting (Continued)

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

Note 3 – Summary of Significant Accounting Policies

There have been no changes in accounting policies from those disclosed in the notes to the audited consolidated financial statements for the year ended June 30, 2011.

Functional Currency

The Company's functional currency is the Canadian dollar. All amounts shown on these statements are stated in Canadian dollars.

Development Stage Company

The Company is a development stage company as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205-915, Development Stage Entities. The Company is still in the developmental stage, devoting substantially all of its present efforts to establishing its business. Its planned principal operations have not commenced, as only one subsidiary has started to realize some revenues but has not achieved full operations. All losses accumulated since inception has been considered as part of the Company's development stage activities.

Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities and due to related parties' approximate fair value because of the short-term nature of these instruments.

The Company has cash balances at well-known financial institutions. Balances in Canadian dollars at Canadian institutions are protected by insurance up to specified amount. Amounts not at Canadian institutions and /or over those specified amounts are subject to risk.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited - Stated in Canadian dollars

Note 3 – Summary of Significant Accounting Policies (continued)

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

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

i)	completion of a feasibility study; or

ii)	the Company's commitment to a plan of action based on the then known facts.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited - Stated in Canadian dollars

Note 3 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2011, the Company did not have any cash equivalents.

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

During the period ended September 30, 2011, the Company does not possess a derivative instrument, which the Company accounts for under this FASB ASC topic.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited - Stated in Canadian dollars

Note 3 – Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. This topic requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

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

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited - Stated in Canadian dollars

Note 3 – Summary of Significant Accounting Policies (continued)

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

Note 4 – Supplemental Cash Flow Disclosures

			From
			December 9,
	3 months		2009
	ended	3 months ended	(Inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011

Non-cash financing activities
- 18,000,000 shares issued for equipment of $173,841 and $2 for mineral rights	$-	$173,848	$173,843
- 333,667 shares issued for McDame property	$-	$-	$10,010
- Income taxes paid	$-	$-	$-
- Interest paid	$-	$-	$-

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited - Stated in Canadian dollars

Note 5 – Equipment

Equipment is capitalized and depreciated on a straight-line basis over 5 years. A breakdown of equipment is as follows: As at September 30, 2011

		Accumulated	Net Book
	Cost	Depreciation	Value
Furniture and fixtures	$1,090	$382	$708
Mining equipment	212,598	70,318	142,280
Computers	1,063	372	691
	$214,751	$71,072	$143,679

As at June 30, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value
Furniture and fixtures	$1,090	$327	$763
Mining equipment	212,598	59,688	152,910
Computers	1,063	319	744
	$214,751	$60,334	$154,417

Note 6 – Mineral Property

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

During the year ended June 30, 2011, the Company paid $10,025 in order to keep mineral claims active until June 30, 2011.

During the three months ended September 30, 2011, the Company paid $10,500 in order to keep mineral claims active. All claims are active until at least January 31, 2012 and some claims are active until October 30, 2014.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited - Stated in Canadian dollars

Note 7 – Related Parties - balances and transactions

As of September 30, 2011, $12,991 is due to directors and officers of the Company and $17,085 is payable to a company controlled by a director and officer. Amounts due to related parties are on demand and without interest.

During the three months ended September 30, 2011, the Company paid $3,500 for management and consulting services to a director.

Note 8 – Capital Stock - Common Shares

On December 10, 2009, the Company's directors approved the issuance of 8,500,000 common stocks at $.0001 for total cash proceeds of $850. Receipt of the funds was completed on May 21, 2010.

On December 12, 2009, the Company's directors approved the issuance of 18,000,000 common stocks for equipment and mineral property with a total value of $173,843.

On March 10, 2010, the Company's directors approved the issuance of 1,175,000 common stocks for total cash proceeds of $35,250.

On April 15, 2010, the Company's directors approved the issuance of 1,885,000 common stocks for total cash proceeds of $56,550.

On June 4, 2010, the Company's directors approved the issuance of 3,460,000 common stocks for total cash proceeds of $103,800.

On September 27, 2010, the Company's directors approved the issuance of 333,667 common stocks for mineral properties with a value of $10,010.

On September 28, 2010, the Company's directors approved the issuance of 593,750 common stocks for total cash proceeds of $47,500.

On May 27, 2011, the Company's directors approved the issuance of 275,000 common stocks for total cash proceeds of $22,462.

On August 4, 2011, the Company's directors approved the issuance of 25,000 common stocks for total cash proceeds of $2,250.

As of September 30, 2011, there are no share options or warrants outstanding.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited - Stated in Canadian dollars

Note 9 – Preferred Shares

On November 30, 2010, the Company’s subsidiary, Golden Global Mining Corporation, closed a private placement of 420,000 preferred shares at $0.10 per share for a gross proceed of $42,000. These shares bear a cumulative dividend of 8% per annum and are redeemable at the option of the Company on or before the first year anniversary from the date of closing.

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

Note 10 – Correction of Error on Previously Issued Financial Statements

The June 30, 2011 financial statements incorrectly charged the dividend accrued to preference stockholders of the Company’s subsidiary, Golden Global Mining Corporation to the preference shareholders, thereby reducing the noncontrolling interest in the equity of the Company. The expense should have been attributed to the equity stockholders and the loss accumulated during the exploration stage attributed to equity stockholders should have been reduced accordingly.

The Consolidated Balance Sheet as at June 30, 2011 has been restated as follows:

	As Previously		As
	Reported	Restatement	Restated
	$	$	$

Deficit accumulated during the exploration stage	(337,906)	(3,131)	(341,037)
Equity attributable to noncontrolling interest	72,833	3,131	75,964

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
Unaudited - Stated in Canadian dollars

Note 10 – Correction of Error on Previously Issued Financial Statements – (continued)

The Consolidated Statement of Equity has been restated as follows:

	As Previously		As
	Reported	Restatement	Restated
	$	$	$
Net Loss For the Year Ended June 30, 2011
Attributed to common stockholders	(292,767)	(3,131)	(295,898)
Atributed to noncontrolling interest	(3,131)	3,131	-
Deficit accumulated during the exploration stage	(337,906)	(3,131)	(341,037)
Equity attributable to noncontrolling interest	72,833	3,131	75,964

The Consolidated Statements of Operations has been restated as follows:

	As Previously		As
	Reported	Restatement	Restated
	$	$	$
Net Loss For the Year Ended June 30, 2011
Attributed to common stockholders	(292,767)	(3,131)	(295,898)
Atributed to noncontrolling interest	(3,131)	3,131	-

Net Loss from December 31, 2009 (Inception) to June 30, 2011
Attributed to common stockholders	(337,906)	(3,131)	(341,037)
Atributed to noncontrolling interest	(3,131)	3,131	-

The Consolidated Statements of Cash Flows has been restated as follows:

	As Previously		As
	Reported	Restatement	Restated
	$	$	$
For the Year Ended June 30, 2011
Operating activities - net loss	(292,767)	(3,131)	(295,898)
Cash used in operating activities	(226,506)	(3,131)	(229,637)
Financing activities - dividend on preferrence share to noncontrolling interest	(3,131)	3,131	-
Cash provided by financing activities	159,033	3,131	162,164

For period from December 31, 2009 (Inception) to June 30, 2011
Operating activities - net loss	(337,906)	(3,131)	(341,037)
Cash used in operating activities	(265,053)	(3,131)	(268,184)
Financing activities - dividend on preference share to noncontrolling interest	(3,131)	3,131	-
Cash provided by financing activities	355,821	3,131	358,952

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

Our Current Business

We are a start up, exploration stage company. We have only recently begun operations and we rely upon the sale of our securities to fund those operations as we have not generated any revenue. We have a going concern uncertainty as of the date of our June 30, 2011 financial statements. Our initial goal is to begin mining our placer gold claims on our McDame property located in north central British Columbia, Canada. The McDame property consists of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term aim is to explore and, if warranted, develop further mining operations on the two other properties which we own, the Thibert Creek placer gold property and Dynasty property located in north western British Columbia.

On December 12, 2009 we entered into an asset purchase and share exchange agreement with Velocity Resources Canada Ltd., an Alberta company, whereby we acquired mining equipment as well as the Thibert Creek and Dynasty properties in exchange for 18,000,000 shares of our common stock which were issued to 46 shareholders of Velocity Resources Canada Ltd. John Hope, our president, chief executive officer and director is also the president, controlling shareholder and a director of Velocity Resources Canada Ltd. John Hope received 5,423,333 shares of our common stock in the transaction. Hon Ming Tony Wong, our chief financial officer, principal accounting officer, secretary, treasurer and director, who is also a shareholder of Velocity Resources Canada Ltd., received 3,905,000 shares of our common stock. The Thibert Creek and Dynasty properties are not currently material to our operations. Although we hope to be able to explore and possibly to develop the Thibert Creek and Dynasty properties, we have not taken any steps to do so due to a lack of funding. Additionally, there can be no assurance that we will ever be able to undertake any exploration or development on these properties. In light of our limited funding, we have focused on our McDame property and will be undertaking exploration activities there. Unless we are able to raise substantially more funds, we will not be able to undertake work on the Thibert Creek and Dynasty properties. Accordingly, we have not carried out any initial, or detailed examination of the properties as would be required to estimate the costs of an exploration or development program. As a result, we do not consider the properties to be material to our business at this time. If the properties do become material to our operations at a future date, we will provide all required disclosure.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2011 which are included herein.

Three month period ending September 30, 2011 and September 30, 2010 and from December 10, 2009 (inception) to to September 30, 2011

						Cumulative
						From
		Three		Three		December 9,
		Months		Months		2009
		Ended		Ended		(Inception) to
		September 30,		September 30,		September 30,
		2011		2010		2011
Revenues	$	Nil	$	Nil	$	Nil
Expenses		$(32,681)		$(71,393)		$(373,741)
Interest Income	$	Nil	$	Nil		$23
Net Loss		$(32,681)		$(71,393)		$(373,718)

Expenses

Our operating expenses for the three month periods ended September 30, 2011 and 2010 and inception (December 9, 2009) to September 30, 2011 are outlined in the table below:

				Cumulative
				From
	Three		Three	December 10,
	Months		Months	2009
	Ended		Ended	(Inception) to
	September 30,		September 30,	September 30,
	2011		2010	2011
Administration fees	$1,575		$6,300	$43,950
Consulting fees	$468		$2,500	$40,475
Depreciation	$10,738		$10,738	$71,072
Dividend on preference shares to noncontrolling interest	$1,741	$	Nil	$4,872
Professional fees	$2,169		$9,003	$45,183
Office and general	$15,930		$27,254	$152,441
Travel expenses	$60		$15,598	$15,748

Operating expenses for the three months ended September 30, 2011 were $32,681 compared with $71,393 for the three month period ended September 30, 2010. Operating expenses from December 10, 2009 (inception) to September 30, 2011 of $373,741.

Net Loss

For the three months ended September 30, 2011 we incurred a net loss of $32,681 as compared to $71,393 for the same period in 2010. Our net loss from December 10, 2009 (inception) to September 30, 2011 was $373,718.

Lack of Revenues

We have limited operational history. From our inception on December 9, 2009 to September 30, 2011 we did not generate any revenues. As a mineral exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Liquidity and Capital Resources

Working Capital
	At	At
	September 30,	June 30,	Percentage
	2011	2011	Increase/Decrease
Current Assets	$14,056	$34,674	(59.46)%
Current Liabilities	$43,511	$33,909	22.07%
Working Capital	$(29,455)	$765	(97.46)%

Cash Flows
			Cumulative
		From	From
		December 10,	December 10,
	Three Months	2009	2009
	Ended	(Inception) to	(Inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011
Net Cash Provided by (Used in) Operating Activities	$(22,252)	$(50,384)	$(290,436)
Net Cash Provided by Financing Activities	$15,750	$47,500	$374,702
Net Cash Provided by (Used In) Investing Activities	$(10,500)	$(40,910)	$(71,435)
Net Increase (Decrease) In Cash During The Period	$(17,002)	$(43,794)	12,831

As of September 30, 2011 we had $12,831 in cash and cash equivalents, current assets of $14,056, current liabilities of $43,511 and working capital deficit of $29,455. As of June 30, 2011 we had current assets of $34,647 and current liabilities of $303,909 and working capital of $765.

During the three month period ended September 30, 2011 we spent net cash of $22,252 on operating activities compared to $50,384 from December 10, 2009 (inception) to September 30, 2010 and $290,436 cumulative from December 10, 2009 (inception) to September 30, 2011.

During the three month period ended September 30, 2011 we received net cash of $15,750 from financing activities consisting of cash received for issuances of our common stock and amounts due to related parties compared to $47,500 from December 10, 2009 (inception) to September 30, 2010 and $374,702 cumulative from December 10, 2009 (inception) to September 30, 2011.

During the three month period ended September 30, 2011 we spent $17,002 on investing activities compared to $43,794 from December 10, 2009 (inception) to September 30, 2010 and $71,435 cumulative from December 10, 2009 (inception) to September 30, 2011 in the form of purchases of equipment.

During the three month period ended September, 2011 we experienced a $26,792 net increase in cash, mostly due to investment in mineral properties.

We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning October 2011) will be approximately $225,000 as described in the table below. The estimates were prepared by John Hope, our president, chief executive officer and director, and take into consideration our disclosed plan to carry out explorations on the McDame property, which will include payment of fees to employees as well as consultants. The estimates were prepared based on prevailing labour and equipment costs and exploration standards in the Canadian mining industry. The estimates are based on Mr. Hope’s personal analysis and not on third party statistics or evidence. The estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

If we are not able to raise the full $225,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the Securities and Exchange Commission (“SEC”) which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

Basic and Diluted Net Income (Loss) Per Share

Our company computes net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. This topic requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below and all other information contained in this quarterly report, before you decide whether to purchase our common stock. The occurrence of any of the following risks could harm our business. You may lose part or all of your investment due to any of these risks or uncertainties.

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

Our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof

Mr. Wong, our chief financial officer, secretary, treasurer and director, has other time commitments that will prevent him from devoting full-time to our operations, which may affect our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2011, our company’s directors approved the issuance of 25,000 common stocks for total cash proceeds of $2,250. These shares were issued pursuant to an exemption from registration relying on Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation of Golden Global Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.2	Certificate of Correction filed with the Nevada Secretary of State on February 19, 2010. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.3	Bylaws of Golden Global Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

(4)	Instruments Defining the Rights of Security Holders

4.1	Form of Share Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

(10)	Material Contracts

10.1	McDame Asset Purchase Agreement dated May 16, 2010 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).

10.2	Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).

10.3	Addendum to Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (Incorporated by reference to our Registration Statement on Form S- 1/A filed on January 26, 2011).

21	Subsidiaries of the Registrant

21.1	Golden Global Mining Corporation (an Alberta, Canada corporation)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

Exhibit	Description
Number

(32)	Section 1350 Certifications

32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GLOBAL CORP.
(Registrant)

Date: November 21, 2011	/s/ John Robert Hope
John Robert Hope
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 21, 2011	/s/ Hon Ming Tony Wong
Hon Ming Tony Wong
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer )