Form 10-Q
period 2011-12-31
GOLDEN GLOBAL CORP.
filed 2012-02-17
CIK 1502555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 000-54528

GOLDEN GLOBAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17412 105 Avenue NW, Suite 201, Edmonton, Alberta, Canada	T5S 1G4
(Address of principal executive offices)	(Zip Code)

(780) 443-4652
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
34,247,417 common shares issued and outstanding as of February 17, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and six month periods ended December 31, 2011 form part of this quarterly report. They are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

December 31, 2011

Stated in Canadian dollars

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets (Unaudited)
As at December 31, 2011 and September 30, 2011
Stated in Canadian dollars

	December 31,	June 30,
	2011	2011
ASSETS
Current
Cash and cash equivalents	$6,350	$29,833
Sales tax receivable	1,906	4,814
Total current assets	8,256	34,647
Property and equipment
Equipment (Note 5)	132,942	154,417
Mineral properties, unproven (Note 6)	47,877	30,037
Total property and equipment	180,819	184,454
Total Assets	$189,075	$219,101

LIABILITIES
Current
Accounts payable and accrued liabilities	$43,093	$17,333
Due to related parties (Note7)	45,671	16,576
Total Liabilities	88,764	33,909
Going concern (Note 1)
STOCKHOLDERS' EQUITY
Capital Stock (Note 8)
Authorized: 75,000,000 with a par value of $0.0001
Outstanding but not issued 34,247,417 common stock	3,425	3,422
Additional paid in capital	449,090	446,843
Deficit accumulated during the exploration stage	(428,168)	(341,037)
	24,347	109,228
Equity attributable to noncontrolling interest	75,964	75,964
Total Stockholders' Equity	100,311	185,192
Total Liabilities and Stockholders' Equity	$189,075	$219,101

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
For the three and six months ended December 31, 2011 and 2010, and
For the period from December 9, 2009 (Inception) to December 31, 2011
Stated in Canadian dollars

					From
					December 9,
	3 months	3 months	6 months	6 months	2009
	ended	ended	ended	ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010	2011

Expenses
Administration fees	$3,150	$8,775	$4,725	$15,075	47,100
Consulting fees	13,140	4,934	13,608	7,434	53,615
Depreciation	10,737	10,737	21,475	21,475	81,809
Professional fees	8,094	18,795	10,263	35,463	53,277
Office and general	17,558	25,565	33,488	56,737	169,999
Travel expenses	30	-	90	15,598	15,778
	(52,709)	(68,806)	(83,649)	(151,782)	(421,578)
Other Items
Interest income	-	15	-	15	23
Net loss for period	(52,709)	(68,791)	(83,649)	(151,767)	(421,555)
Dividend attributed to noncontolling interest	1,741	285	3,482	285	6,613
Net loss available to equity shareholders	$(54,450)	$(69,076)	$(87,131)	$(152,052)	$(428,168)

Basic and diluted income (loss) per share	$(0.002)	$(0.002)	$(0.003)	$(0.005)
Weighted average number of shares outstanding	34,247,417	33,947,417	34,242,797	33,495,603

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholder's Equity (Unaudited) (Continued)
For the period from December 9, 2009 (Inception) to December 31, 2011
Stated in Canadian dollars

					Equity	Equity
					attributable	attributable to
	Common Stock		Additional	Accumulated	to Golden Global	noncontrolling
	Shares	Amount	Paid in Capital	Deficit	Corp Shareholders	interests	Total Equity
December 9, 2009, issue of share for cash at $0.001/sh	8,500,000	$850	$-	$-	$850		$1,700

December 12, 2009, issue of shares for equipment and mineral rights	18,000,000	1,800	172,043	-	173,843	-	173,843
March 1, 2010, issue of shares for cash at $0.03/sh	1,175,000	118	35,183	-	35,301	-	35,301
April 15, 2010, issue of shares for cash at $0.03/sh	1,885,000	189	56,312	-	56,501	-	56,501
June 4, 2010, issue of shares for cash at $0.03/sh	3,460,000	346	103,454	-	103,800	-	103,800

Loss for the period ended June 30, 2010	-	-	-	(45,139)	(45,139)	-	(45,139)
Balance, June 30, 2010	33,020,000	3,303	366,992	(45,139)	325,156	-	326,006
September 27, 2010 issue of shares for McDame property	333,667	33	9,977	-	10,010	-	10,010
September 28, 2010 issue of shares for cash at $.08/sh	593,750	59	47,441	-	47,500	-	47,500
November 30, 2010, issue of 420,000 preferred shares for cash at $.10/sh	-	-	-	-	-	42,000	42,000

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholder's Equity (Unaudited) (Continued)
For period ended December 31, 2011
Stated in Canadian dollars

					Equity	Equity
					attributable	attributable to
	Common Stock		Additional	Accumulated	to Golden Global	noncontrolling
	Shares	Amount	Paid in Capital	Deficit	Corp Shareholders	interests	Total Equity

December 30, 2010, cash received on subscription for 265,000 preferred shares to be issued at $.10/sh	-	-	-	-	-	26,500	26,500
February 2, 2011, cash received on subscription for 15,000 preferred shares to be issued at $.10/sh	-	-	-	-	-	1,500	1,500
May 15, 2011, cash received on subscription for 123,400 preferred shares to be issued at $.10/sh	-	-	-	-	-	12,340	12,340
May 23, 2011, cash received on subscription for 40,000 preferred shares to be issued at $.10/sh	-	-	-	-	-	4,000	4,000
May 27, 2011 issue of shares for cash at $.10/sh	275,000	28	22,434	-	22,462	-	22,462
Preferred shares issuing cost	-	-	-	-	-	(10,376)	(10,376)
Dividend	-	-	-	(3,131)	(3,131)	-	(3,131)

Net loss and comprehensive loss	-	-	-	(292,767)	(292,767)	-	(292,767)

Balance, June 30, 2011	34,222,417	3,422	446,843	(341,037)	109,228	75,964	185,192

August 4, 2011 issue of shares for cash at $.10/sh	25,000	3	2,247	-	2,250	-	2,250
Dividend	-	-	-	(3,482)	(3,482)	-	(3,482)

Net loss and comprehensive loss	-	-	-	(83,649)	(83,649)	-	(83,649)

Balance, December 31, 2011	34,247,417	$3,425	$449,090	$(428,168)	$24,347	$75,964	$100,311

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended December 31, 2011 and 2010
For the period from December 9, 2009 (Inception) to December 31, 2011
Stated in Canadian dollars

			From
			December
			9, 2009
			(Inception)
	6 months ended	6 months ended	to
	December 31,	December 31,	December
	2011	2010	31, 2011
Operating activities
Net loss for period	$(87,131)	$(152,052)	$(428,168)
Depreciation	21,475	21,475	81,809
Changes in non-cash working capital balances
Sales tax receivable	2,908	(3,625)	(1,906)
Prepaid expenses	-	9,720
Accounts receivable and accrued liabilities	25,760	12,029	43,093
Net cash provided by (used in) operating activities	(36,988)	(112,453)	(305,172)
Financing activities
Common share issued	2,250	47,500	268,662
Preferred shares issued to non controlling interest	-	38,830	75,964
Subscriptions received on preferred shares to non controlling interest	-	24,500	-
Due to related parties	29,095	-	45,671
Net cash proved by (used in) financing activities	31,345	110,830	390,297
Investing activities
Mineral properties	(17,840)	(6,237)	(37,865)
Equipment purchase	-	(40,910)	(40,910)
Net cash proved by (used in) investing activities	(17,840)	(47,147)	(78,775)
Increase (decrease) in cash and
cash equivalents during the period	(23,483)	(48,770)	6,350
Cash and cash equivalents, beginning of the period	29,833	148,241	-
Cash and cash equivalents, end of the period	$6,350	$99,471	$6,350

Supplemental cash flow information (Note 4)

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
Stated in Canadian dollars

Note 1 – Nature and Continuance of Operations

Golden Global Corp. ("the Company") was incorporated in the State of Nevada, USA on December 9, 2009. It owns interest in Golden Global Mining Corporation which was incorporated in the Province of Alberta, Canada on January 10, 2010. The Company is in the exploration stage and it is currently looking at developing properties it has acquired in British Columbia, Canada.

The Company has adopted June 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2011, the Company had not yet achieved profitable operations and has accumulated losses of $428,168 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2 – Interim Reporting

While the information presented in the accompanying interim three and six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s June 30, 2011 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s June 30, 2011 annual consolidated financial statements. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ended June 30, 2012.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
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
December 31, 2011
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
December 31, 2011
Stated in Canadian dollars

Note 3 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2011, the Company did not have any cash equivalents.

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

During the period ended December 31, 2011, the Company does not possess a derivative instrument, which the Company accounts for under this FASB ASC topic.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
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
December 31, 2011
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

Note 4 – Supplemental Cash Flow Disclosures

			From
			December
			9, 2009
			(Inception)
	6 months ended	6 months ended	to
	December 31,	December 31,	December
	2011	2010	31, 2011
Non-cash financing activities
- 18,000,000 shares issued for equipment of $173,841 and for $2 for mineral rights	$-	$173,843	$173,843
- 333,667 shares issued for McDame property	$-	$10,010	$10,010
- Income taxes paid	$-	$-	$-
- Interest paid	$-	$-	$-

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
Stated in Canadian dollars

Note 5 - Equipment

Equipment is capitalized and depreciated on a straight-line basis over 5 years. A breakdown of equipment is as follows: As at December, 2011

		Accumulated	Net Book
	Cost	Depreciation	Value
Furniture and fixtures	$1,090	$436	$654
Mining equipment	212,598	80,948	131,650
Computers	1,063	425	638
	$214,751	$81,809	$132,942

As at June 30, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value
Furniture and fixtures	$1,090	$327	$763
Mining equipment	212,598	59,688	152,910
Computers	1,063	319	744
	$214,751	$60,334	$154,417

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

During the six months ended December 31, 2011, the Company paid $17,840 in order to keep mineral claims active until October 31, 2013.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
Stated in Canadian dollars

Note 7 – Related Parties – balances and transactions

As of December 31, 2011, $45,381 is due to directors of the Company. Amounts due to related parties represent advances made on demand but without interest.

Note 8 - Capital Stock – Common Shares

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

On August 4, 2011, the Company’s directors approved the issuance of 25,000 common stocks for total cash proceeds of $2,250.

As of December 31, 2011, there are no share options or warrants outstanding.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
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

General Overview

We were incorporated on December 9, 2009 under the laws of the State of Nevada. We have a wholly-owned subsidiary, Golden Global Mining Corporation, incorporated under the laws of Alberta. Our principal executive offices are located at Suite 201, 17412 105 Avenue NW, Edmonton, Alberta, T5S 1G4. Our telephone number is (780) 443-4652. Our website address is www.goldenglobal.ca. Our fiscal year end is June 30.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2011 which are included herein.

Three and six month periods ending December 31, 2011 and December 31, 2010 and from December 9, 2009 (inception) to December 31, 2011

										Cumulative
										From
		Three		Three		Six		Six		December 9,
		Months		Months		Months		Months		2009
		Ended		Ended		Ended		Ended		(Inception) to
		December 31,		December 31,		December 31,		December 31,		December 31,
		2011		2010		2011		2010		2011
Revenues	$	Nil	$	Nil	$	Nil $		Nil $		Nil
Expenses		$(52,709)		$(68,806)		$(83,649	) $	(151,782	) $	(421,578)
Interest Income	$	Nil		$15	$	Nil $		15 $		23
Net Loss		$(52,709)		$(68,791)		$(83,659	) $	(151,767	) $	(421,555)

Expenses

Our operating expenses for the three and six month periods ended December 31, 2011 and 2010 and from December 9, 2009 (inception) to December 31, 2011 are outlined in the table below:

						Cumulative
						From
	Three		Three	Six	Six	December 9,
	Months		Months	Months	Months	2009
	Ended		Ended	Ended	Ended	(Inception) to
	December 31,		December 31,	December 31,	December 31,	December 31,
	2011		2010	2011	2010	2011
Administration fees	$3,150		$8,775	4,725	15,075	$47,100
Consulting fees	$13,140		$4,934	13,608	7,434	$53,615
Depreciation	$10,737		$10,737	21,475	21,475	$81,809
Professional fees	$8,094		$18,795	10,263	35,463	$53,277
Office and general	$17,558		$25,565	33,488	56,737	$169,999
Travel expenses	$30	$	Nil	90	15,598	$15,778

Operating expenses for the three months ended December 31, 2011 were $52,709 compared with $68,806 for the three month period ended December 31, 2010. Operating expenses for the six months ended December 31, 2011 were $83,649 compared with $151,782 for the six month period ended December 31, 2010. Operating expenses from December 9, 2009 (inception) to December 31, 2011 were $421,578.

Net Loss

For the three months ended December 31, 2011 we incurred a net loss of $52,709 as compared to $68,791 for the same period in 2010. For the six months ended December 31, 2011 we incurred a net loss of $83649 as compared to $151,767 for the same period in 2010. Our net loss from December 9, 2009 (inception) to December 31, 2011 was $421,555.

Lack of Revenues

We have limited operational history. From our inception on December 9, 2009 to December 31, 2011 we did not generate any revenues. As a mineral exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Liquidity and Capital Resources

Working Capital
	At	At
	December 31,	June 30,	Percentage
	2011	2011	Increase/(Decrease)
Current Assets	$8,256	$34,674	(76.18)%
Current Liabilities	$88,764	$33,909	61.80%
Working Capital	$(80,506)	$765	(10,423.66)%

Cash Flows
				Cumulative
				From
		From		December 9,
	Six Months	Six Months		2009
	Ended	Ended		(Inception) to
	December 31,	December 31,		December 31,
	2011	2010		2011
Net Cash Provided by (Used in) Operating Activities	$(36,988)	$(112,453	) $	(305,172)
Net Cash Provided by Financing Activities	$31,345	$110,830 $		390,297
Net Cash Provided by (Used In) Investing Activities	$(17,840)	$(47,147	) $	(78,775)
Net Increase (Decrease) In Cash During The Period	$(23,483)	$(48,770)		6,350

As of December 31, 2011 we had $6,350 in cash and cash equivalents, current assets of $8,256, current liabilities of $88,764 and working capital deficit of $80,508. As of June 30, 2011 we had current assets of $34,647 and current liabilities of $33,909 and working capital of $765.

During the six month period ended December 31, 2011 we spent net cash of $36,988 on operating activities compared to $112,453 for the six month period ended December 31, 2010 and $305,172 cumulative from December 9, 2009 (inception) to December 31, 2011.

During the six month period ended December 31, 2011 we received net cash of $31,345 from financing activities consisting of cash received for issuances of our common stock and amounts due to related parties compared to $110,830 for the six month period ended December 31, 2010 and $390,297 cumulative from December 9, 2009 (inception) to December 31, 2011.

During the six month period ended December 31, 2011 we spent $17,840 on investing activities compared to $47,147 for the six month period ended December 31, 2010 and $78,775 cumulative from December 9, 2009 (inception) to December 31, 2011 in the form of purchases of equipment and payments on mineral properties.

During the six month period ended December 31, 2011 we experienced a $23,483 net decrease in cash, mostly due to payments on mineral properties.

We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning January 2012) will be approximately $225,000 as described in the table below. The estimates were prepared by John Hope, our president, chief executive officer and director, and take into consideration our disclosed plan to carry out explorations on the McDame property, which will include payment of fees to employees as well as consultants. The estimates were prepared based on prevailing labour and equipment costs and exploration standards in the Canadian mining industry. The estimates are based on Mr. Hope’s personal analysis and not on third party statistics or evidence. The estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Our company has cash balances at well-known financial institutions. Balances in Canadian dollars at Canadian institutions are protected by insurance up to specified amounts. Amounts not at Canadian institutions and /or over those specified amounts are subject to risk.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation of Golden Global Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.2	Certificate of Correction filed with the Nevada Secretary of State on February 19, 2010. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.3	Bylaws of Golden Global Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
(4)	Instruments Defining the Rights of Security Holders
4.1	Form of Share Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
(10)	Material Contracts
10.1	McDame Asset Purchase Agreement dated May 16, 2010 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).
10.2	Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).
10.3	Addendum to Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (Incorporated by reference to our Registration Statement on Form S- 1/A filed on January 26, 2011).
21	Subsidiaries of the Registrant
21.1	Golden Global Mining Corporation (an Alberta, Canada corporation)

Exhibit	Description
Number
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

GOLDEN GLOBAL CORP.
(Registrant)

Date: February 17, 2012	/s/ John Robert Hope
John Robert Hope
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 17, 2012	/s/ Hon Ming Tony Wong
Hon Ming Tony Wong
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer )