Form 10-Q
period 2012-03-31
GOLDEN GLOBAL CORP.
filed 2012-05-14
CIK 1502555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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
35,947,417 common shares issued and outstanding as of May 10, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and nine month periods ended March 31, 2012 form part of this quarterly report. They are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets (Unaudited)
As at March 31, 2012 and June 30, 2011
Stated in Canadian dollars

	March 31,	June 30,
	2012	2011
ASSETS
Current
Cash and cash equivalents	$43,814	$29,833
Sales tax receivable	1,826	4,814
Total current assets	45,640	34,647
Property and equipment
Equipment (Note 4)	119,826	154,417
Mineral properties, unproven (Note 5)	47,877	30,037
Total property and equipment	167,703	184,454
Total Assets	$213,343	$219,101
LIABILITIES
Current
Accounts payable and accrued liabilities	$24,780	$17,333
Due to related parties (Note 6)	117,403	16,576
Note payable (Note 7)	9,687	-
Total Liabilities	151,870	33,909
Going concern (Note 1)
STOCKHOLDERS' EQUITY
Capital Stock (Note 8)
Authorized: 75,000,000 with a par value of $0.0001 Outstanding but not issued 34,247,417 common stock	3,425	3,422
Additional paid in capital	479,511	446,843
Deficit accumulated during the exploration stage	(497,427)	(341,037)
	(14,491)	109,228
Equity attributable to noncontrolling interest	75,964	75,964
Total Stockholders' Equity	61,473	185,192
Total Liabilities and Stockholders' Equity	$213,343	$219,101

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations (Unaudited)
For the three and nine months ended March 31, 2012 and 2011, and
For the period from December 9, 2009 (Inception) to March 31, 2012
Stated in Canadian dollars

	3 months ended	3 months ended	9 months ended	9 months ended	From December 9,
	March 31,	March 31,	March 31,	March 31,	2009 (Inception) to
	2012	2011	2012	2011	March 31, 2012
Expenses
Administration fees	$3,150	$9,450	$7,875	$24,525	$53,167
Consulting fees	-	13,170	13,608	20,604	53,615
Depreciation	10,681	10,740	32,156	32,215	92,490
Interest expense	2,927	-	2,927	-	2,927
Professional fees	5,569	4,693	15,832	40,156	58,846
Office and general	41,903	56,911	78,318	113,648	211,902
Travel expenses	-	-	90	15,598	15,788
	(64,230)	(94,964)	(150,806)	(246,746)	(488,735)
Other Items
Foreign exchange loss	(445)	-	(445)	-	(445)
Gain on sale of equipment	65	-	65	-	65
Interest income	-	8		23	23
Net loss for period	(64,610)	(94,956)	(151,186)	(246,723)	(489,092)
Dividend attributed to noncontrolling interest	1,722	1,352	5,204	1,637	8,335
Net loss available to equity shareholders	$(66,332)	$(96,308)	$(156,390)	$(248,360)	$(497,427)
Basic and diluted income (loss) per share	$(0.002)	$(0.003)	$(0.005)	$(0.007)	$(0.015)
Weighted average number of shares outstanding	34,237,906	33,947,417	34,237,906	33,947,417	34,237,906

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholder's Equity (Unaudited)
From December 10, 2009 (Inception) to March 31, 2012
Stated in Canadian dollars

						Equity
	Common Stock				Equity attributable	attributable to
			Additional	Accumulated	to Golden Global	noncontrolling
	Shares	Amount	Paid in Capital	Deficit	Corp Shareholders	interests	Total Equity

Balance, December 10, 2009	-	$-	$-	$-	$-	$-	$-

December 10, 2009, issue of shares for cash at $.0001/sh	8,500,000	850	-	-	850	-	850

December 12, 2009, issue of shares for equipment and mineral rights	18,000,000	1,800	172,043	-	173,843	-	173,843

March 1, 2010, issue of shares for cash at $.03/sh	1,175,000	118	35,182	-	35,300	-	35,300

April 15, 2010, issue of shares for cash at $.03/sh	1,885,000	189	56,312	-	56,501	-	56,501

June 4, 2010 issue of shares for cash at $.03/sh	3,460,000	346	103,454	-	103,800	-	103,800

Net loss and comprehensive loss	-	-	-	(45,139)	(45,139)	-	(45,139)

Balance, June 30, 2010	33,020,000	3,302	366,991	(45,139)	325,154	-	325,154

September 27, 2010 issue of shares for McDame property	333,667	33	9,977	-	10,010	-	10,010

September 28, 2010 issue of shares for cash at $.08/sh	593,750	59	47,441	-	47,500	-	47,500

November 30, 2010, issue of 420,000 preferred shares for cash at $.10/sh	-	-	-	-	-	42,000	42,000

December 30, 2010, cash received on subscription for 265,000 preferred shares to be issued at $.10/sh	-	-	-	-	-	26,500	26,500

February 2, 2011, cash received on subscription for 15,000 preferred shares to be issued at $.10/sh	-	-	-	-	-	1,500	1,500

May 15, 2011, cash received on subscription for 123,400 preferred shares to be issued at $.10/sh	-	-	-	-	-	12,340	12,340

May 23, 2011, cash received on subscription for 40,000 preferred shares to be issued at $.10/sh	-	-	-	-	-	4,000	4,000

May 27, 2011 issue of shares for cash at $.10/sh	275,000	28	22,434	-	22,462	-	22,462

Preferred shares issuing cost	-	-	-	-	-	(10,376)	(10,376)

Dividend	-	-	-	(3,131)	(3,131)	-	(3,131)

Net loss and comprehensive loss	-	-	-	(292,767)	(292,767)	-	(292,767)

Balance, June 30, 2011	34,222,417	$3,422	$446,843	$(341,037)	$109,228	$75,964	$185,192

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholder's Equity (Unaudited) (Continued)
From December 10, 2009 (Inception) to March 31, 2012
Stated in Canadian dollars

						Equity
	Common Stock		Additional		Equity attributable	attributable to
			Paid in	Accumulated	to Golden Global	noncontrolling	Total
	Shares	Amount	Capital	Deficit	Corp Shareholders	interests	Equity

Balance, June 30, 2011	34,222,417	$3,422	$446,843	$(341,037)	$109,228	$75,964	$185,192

August 4, 2011 issue of shares for cash at $.10/sh	25,000	3	2,247	-	2,250	-	2,250

Beneficial conversion feature on convertible promissory note	-	-	30,421	-	30,421	-	30,421

Dividend	-	-	-	(5,204)	(5,204)	-	(5,204)

Net loss and comprehensive loss	-	-	-	(151,186)	(151,186)	-	(151,186)

Balance, March 31, 2012	34,247,417	$3,425	$479,511	$(497,427)	$(14,491)	$75,964	$61,473

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended March 31, 2012 and 2011, and
for the period from December 9, 2009 (Inception) to March 31, 2012
Stated in Canadian dollars

			From
			December 9,
	9 months		2009
	ended	9 months ended	(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
Operating activities
Net loss for period	$(151,186)	$(246,723)	$(497,427)
Depreciation	32,156	32,215	92,490
Gain on sale of Equipment	(65)	-	(65)
Interest expense	2,927	-	2,927
Changes in non-cash working capital balances
Sales tax receivable	2,988	(1,501)	(1,826)
Prepaid expenses	-	10,624	-
Accounts payable and accrued liabilities	7,447	33,292	33,115
Net cash provided by (used in) operating activities	(105,733)	(172,093)	(370,786)
Financing activities
Common share issued	2,250	47,500	268,662
Preferred share issued non-controlling interests	-	61,258	75,964
Dividends to noncontrolling interest	(5,204)	-	(8,335)
Due to related parties	100,827	(1,637)	117,403
Note payable	37,181	-	37,181

Net cash provided by (used in) financing activities	135,054	107,121	490,875
Investing activities
Mineral properties	(17,840)	(6,237)	(37,865)
Equipment	2,500	(40,911)	(38,410)
Net cash provided by (used in) investing activities	(15,340)	(47,148)	(76,275)

Increase (decrease) in cash and
cash equivalents during the period	13,981	(112,120)	43,814
Cash and cash equivalents, beginning of the period	29,833	148,241	-

Cash and cash equivalents, end of the period	$43,814	$36,121	$43,814

Supplemental cash flow information
Non-cash financing activities
- 18,000,000 shares issued for equipment of $173,841 and $2 for mineral rights	$-	$173,843	$173,843
- 333,667 shares issued for McDame property	$-	$10,010	$10,010
- Income taxes paid	$-	$-	$-
- Interest paid	$-	$-	$-

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2012
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

The Company has adopted June 30th as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2012, the Company had not yet achieved profitable operations and has accumulated losses of $497,427 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2 – Interim Reporting

While the information presented in the accompanying interim three and nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s June 30, 2011 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s June 30, 2011 annual consolidated financial statements. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ended June 30, 2012.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2012
Stated in Canadian dollars

Note 2 – Interim Reporting (Continued)

The consolidated financial statements, which include the Company and its subsidiary, Golden Global Mining Corporation are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of the assets, liabilities, and net income or loss of its subsidiary.

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

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2012
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

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2012
Stated in Canadian dollars

Note 3 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2012, the Company did not have any cash equivalents.

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

Derivative Instruments

The Company accounts for derivative instruments according to FASB ASC topic 815 Derivative and Hedging. This standard established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and also for hedging activities.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of:

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

During the period ended March 31, 2012, the Company does not possess a derivative instrument, which the Company accounts for under this FASB ASC topic. The Company has an embedded instrument that it accounts for under FASB ASC topic 470 Debt as disclosed under Convertible Promissory Note.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2012
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

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2012
Stated in Canadian dollars

Note 3 – Summary of Significant Accounting Policies (continued)

Income Taxes

The Company follows FASB ASC Topic 820, Income Taxes which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Convertible Promissory Note

The Company follows FASB ASC Topic 470-20, Debt with Conversion and Other Options which requires the bifurcation of the instrument into debt and equity by allocating a portion of the proceeds equal to the intrinsic value of the beneficial conversion feature to additional paid-in capital. A beneficial conversion feature is an embedded conversion right that is in the money at the time of issuances. That is, the conversion feature enables the holder to obtain the underlying common stock at below market value. The resulting charge to debt is amortized and charged to operations as an interest expense.

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

Note 4 - Equipment

Equipment is capitalized and depreciated on a straight-line basis over 5 years. A breakdown of equipment is as follows:

As at March 31, 2012

		Accumulated	Net Book
	Cost	Depreciation	Value
Furniture and fixtures	$1,090	$491	$599
Mining equipment	208,275	89,633	118,642
Computers	1,063	478	585

	$210,428	$90,602	$119,826

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2012
Stated in Canadian dollars

Note 4 – Equipment (continued)

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

During the nine months ended March 31, 2012, the Company paid $17,840 in order to keep mineral claims active until October 31, 2013.

Note 6 – Related Parties – balances and transactions

As of March 31, 2012, $117,403 (2011 - $16,576) are due to directors of the Company. Amounts due to related parties represent advances made on demand but without interest.

During the three quarters ended March 31, 2012, $nil (2011 - $29,500) were paid for management and consulting services to a director and $nil (2011 - $4,615) was paid for consulting services to a company with common officers.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2012
Stated in Canadian dollars

Note 7 – Note Payable

On March 3, 2012 the Company issued convertible promissory note of $37,181 ($37,500 USD). The note bears interest at 8% per annum and matures on December 19, 2012. The note is convertible to common shares of the company at 55% of the market value of the shares based on the trading value of the 10 previous trading days from conversion.

The company has determined that there is a beneficial conversion feature on this note of $30,421 which has been allocated to additional paid-in capital.

The balance of the convertible note payable as at March 31, 2012 is as follows:

Proceeds from promissory note	$37,181
Value allocated to paid-in capital	30,421
Balance allocated to convertible note payable	6,760
Amortized discount	2,927
Balance, convertible note payable	$9,687

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

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)
March 31, 2012
Stated in Canadian dollars

On August 4, 2011, the Company’s directors approved the issuance of 25,000 common stocks for total cash proceeds of $2,250.

As of March 31, 2012, there are no share options or warrants outstanding.

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

We have not undertaken any further exploration on the McDame property since we acquired it, but we do anticipate spending $40,000 on exploration activity in the following 12 months and require additional financing of $205,000 for the next 12 months of operations. We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us. If we are unable to raise sufficient capital to carry out our business plan, we may be forced to cease operations and you may lose your entire investment.

On March 14, 2012, we entered into a securities purchase agreement (the “SPA”) with Asher Enterprises, Inc., a Delaware corporation. The SPA allows an issuance and sale to Asher of an unsecured convertible promissory note in a private transaction with a principal amount of $37,500. The proceeds received from the transaction will be used for general working capital. The SPA includes customary representations, warranties and covenants. The convertible promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of December 19, 2012. The principal amount of the convertible promissory note together with interest may be converted into shares of our common stock, par value of $0.0001, at the option of Asher at a conversion price equal to 55% at the market price for the convertible shares during the ten trading days prior to the conversion.

Effective May 7, 2012, the company adopted a 2012 Employee and Consultant Stock Compensation Plan. The number of shares of common stock of our company that are available for issuance under the Plan are 10,000,000 shares of our common stock, $0.10 par value.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2012 which are included herein.

Three and nine month periods ending March 31, 2012 and March 31, 2011 and from December 9, 2009 (inception) to March 31, 2012

										Cumulative
										From
		Three		Three		Nine		Nine		December 9,
		Months		Months		Months		Months		2009
		Ended		Ended		Ended		Ended		(Inception) to
		March 31,		March 31,		March 31,		March 31,		March 31,
		2012		2011		2012		2011		2012
Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		$(64.230)		$(94,964)		$(150,806)		$(246,746)		$(488,735)
Foreign exchange loss		$(445)	$	Nil		$(445)	$	Nil		$(445)
Gain on sale of equipment		$65	$	Nil		$65	$	Nil		$65
Interest income	$	Nil		$8	$	Nil		$23		$23
Net Loss		$(64,610)		$(94,956)		$(151,186)		$(246,723)		$(489,092)

Expenses

Our operating expenses for the three and nine month periods ended March 31, 2012 and 2011 and from December 9, 2009 (inception) to March 31, 2012 are outlined in the table below:

								Cumulative
								From
		Three		Three	Nine		Nine	December 9,
		Months		Months	Months		Months	2009
		Ended		Ended	Ended		Ended	(Inception) to
		March 31,		March 31,	March 31,		March 31,	March 31,
		2012		2011	2012		2011	2012
Administration fees		$3,150		$9,450	$7,875		$24,525	$53.167
Consulting fees	$	Nil		$13,170	$13,608		$20,604	$53,615
Depreciation		$10,681		$10,740	$32,156		$32,215	$92,490
Interest Expense		$2,927	$	Nil	$2,927	$	Nil	$2,927
Professional fees		$5,569		$4,693	$15,832		$40,156	$58,846
Office and general		$41,903		$56,911	$78,318		$113,648	$211,902
Travel expenses	$	Nil	$	Nil	$90		$15,598	$15,788

Operating expenses for the three months ended March 31, 2012 were $64,230 compared with $94,964 for the three month period ended March 31, 2011. Operating expenses for the nine months ended March 31, 2012 were $150,806 compared with $246,746 for the nine month period ended March 31, 2011. Operating expenses from December 9, 2009 (inception) to March 31, 2012 were $488,735.

Net Loss

For the three months ended March 31, 2012 we incurred a net loss of $64,610 as compared to $94,956 for the same period in 2011. For the nine months ended March 31, 2012 we incurred a net loss of $151,186 as compared to $246,723 for the same period in 2011. Our net loss from December 9, 2009 (inception) to March 31, 2012 was $489,092.

Lack of Revenues

We have limited operational history. From our inception on December 9, 2009 to March 31, 2012 we did not generate any revenues. As a mineral exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Liquidity and Capital Resources

Working Capital
	At	At
	March 31,	June 30,	Percentage
	2012	2011	Increase/(Decrease)
Current Assets	$45,640	$34,674	31.63%
Current Liabilities	$151,870	$33,909	347.88%
Working Capital	$(106,230)	$765	13,986.27%

Cash Flows
			Cumulative
			From
		From	December 9,
	Nine Months	Nine Months	2009
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
Net Cash Provided by (Used in) Operating Activities	$(105,733)	$(172,093)	$(370,786)
Net Cash Provided by Financing Activities	$135,054	$107,121	$490,875
Net Cash Provided by (Used In) Investing Activities	$(15,340)	$(47,148)	$(76,275)
Net Increase (Decrease) In Cash During The Period	$13,981	$(112,120)	$43,814

As of March 31, 2012 we had $43,814 in cash and cash equivalents, current assets of $45,640, current liabilities of $151,870 and working capital deficit of $106,230. As of June 30, 2011 we had current assets of $34,647 and current liabilities of $33,909 and working capital of $765.

During the nine month period ended March 31, 2012 we spent net cash of $105,733 on operating activities compared to $172,093 for the nine month period ended March 31, 2011 and $370,786 cumulative from December 9, 2009 (inception) to March 31, 2012.

During the nine month period ended March 31, 2012 we received net cash of $135,054 from financing activities consisting of cash received for issuances of our common stock, amounts due to related parties and a note payable compared to $107,121 for the nine month period ended March 31, 2011 and $490,875 cumulative from December 9, 2009 (inception) to March 31, 2012.

During the nine month period ended March 31, 2012 we spent $15,340 on investing activities compared to $47,148 for the nine month period ended March 31, 2011 and $76,275 cumulative from December 9, 2009 (inception) to March 31, 2012 in the form of purchases of equipment and payments on mineral properties.

During the nine month period ended March 31, 2012 we experienced a $13,981 net increase in cash, mostly due to payments on mineral properties.

We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning April 2012) will be approximately $205,000 as described in the table below. The estimates were prepared by John Hope, our president, chief executive officer and director, and take into consideration our disclosed plan to carry out explorations on the McDame property, which will include payment of fees to employees as well as consultants. The estimates were prepared based on prevailing labour and equipment costs and exploration standards in the Canadian mining industry. The estimates are based on Mr. Hope’s personal analysis and not on third party statistics or evidence. The estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	40,000
Exploration expenses	12 months	40,000
Investor relations and capital raising	12 months	15,000
Management and operating costs	12 months	45,000
Salaries and consulting fees	12 months	35,000
Fixed asset purchases	12 months	10,000
General and administrative expenses	12 months	20,000
Total		205,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $205,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the Securities and Exchange Commission (“SEC”) which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

Revenue Recognition

Our company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

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

Fair Value Measurements

Our company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard established a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. Our company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, our company considers the principal or most advantageous market in which our company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. Our company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. Our company has not elected the fair value option for any eligible financial instruments.

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

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

iii)	completion of a feasibility study; or
iv)	our company’s commitment to a plan of action based on the then known facts.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2012, our company did not have any cash equivalents.

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

Derivative Instruments

Our company accounts for derivative instruments according to FASB ASC topic 815 Derivative and Hedging. This standard established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and also for hedging activities.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of:

(i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Our company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

During the period ended March 31, 2012, our company does not possess a derivative instrument, which our company accounts for under this FASB ASC topic. Our company has an embedded instrument that it accounts for under FASB ASC topic 470 Debt as disclosed under Convertible Promissory Note.

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

Noncash Transaction in Capital Stock

Our company follows the guidelines under FASB ASC Topic 845-10-30-3, Nonmonetary transactions, when the fair value of neither the assets received nor the assets relinquished is determinable within reasonable limits.

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

Impairment of long-lived assets

Our company evaluates the recoverability of the net carrying value of its equipment and identifiable intangible assets with definite lives, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized as a charge to earnings.

Income Taxes

Our company follows FASB ASC Topic 820, Income Taxes which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Convertible Promissory Note

Our company follows FASB ASC Topic 470-20, Debt with Conversion and Other Options which requires the bifurcation of the instrument into debt and equity by allocating a portion of the proceeds equal to the intrinsic value of the beneficial conversion feature to additional paid-in capital. A beneficial conversion feature is an embedded conversion right that is in the money at the time of issuances. That is, the conversion feature enables the holder to obtain the underlying common stock at below market value. The resulting charge to debt is amortized and charged to operations as an interest expense.

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

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of $205,000 for the next 12 months, which will require us to issue additional equity securities. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 14, 2012, we issued a convertible promissory note to one US person, in a transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. The transaction was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The sale of the Note did not involve a public offering and was made without general solicitation or general advertising.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation of Golden Global Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.2	Certificate of Correction filed with the Nevada Secretary of State on February 19, 2010. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.3	Bylaws of Golden Global Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

(4)	Instruments Defining the Rights of Security Holders

4.1	Form of Share Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

(10)	Material Contracts

10.1	McDame Asset Purchase Agreement dated May 16, 2010 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).

10.2	Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).

10.3	Addendum to Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (Incorporated by reference to our Registration Statement on Form S- 1/A filed on January 26, 2011).

10.4	Securities Purchase Agreement with Asher Enterprises, Inc., dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)

10.5	Convertible Promissory Note with Asher Enterprises, Inc., dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)

10.6	2012 Employee and Consultant Stock Compensation Plan (Incorporated by reference to our Registration Statement filed on Form S-8 on May 8, 2012)

(21)	Subsidiaries of the Registrant

21.1	Golden Global Mining Corporation (an Alberta, Canada corporation)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

Exhibit	Description
Number

101**	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

GOLDEN GLOBAL CORP.
(Registrant)

Date: May 14, 2012	/s/ John Robert Hope
John Robert Hope
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2012	/s/ Hon Ming Tony Wong
Hon Ming Tony Wong
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer )