Form 10-K
period 2012-06-30
GOLDEN GLOBAL CORP.
filed 2012-09-28
CIK 1502555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]
Commission file number 000-54528

GOLDEN GLOBAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17412 105th Avenue, Suite 201, Edmonton, Alberta, Canada	T5S 1G4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (780) 443-4652

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.   Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2011 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

41,925,195 common shares as of September 25, 2012.

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

Corporate History

We were incorporated on December 9, 2009 under the laws of the State of Nevada. We have a wholly-owned subsidiary, Golden Global Mining Corporation, incorporated under the laws of the Province of Alberta. Our principal executive offices are located at Suite 201, 17412 105 Ave. NW, Edmonton, Alberta, T5S 1G4. Our telephone number is 780.443.4652. Our website address is www.goldenglobal.ca.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are a start up, exploration stage company. We have only recently begun operations and we rely upon the sale of our securities to fund those operations as we have not generated any revenue. We have a going concern uncertainty as of the date of our most recent financial statements. Our initial goal is to begin mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. The McDame property consists of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term aim is to explore and, if warranted, develop further mining operations on the two other properties which we own, the “Thibert Creek” placer gold property and “Dynasty” property located in north western British Columbia. Our company is currently looking into acquiring mineral property rights in Africa.

On December 12, 2009 we entered into an asset purchase and share exchange agreement with Velocity Resources Canada Ltd., an Alberta company, whereby we acquired mining equipment as well as the Thibert Creek and Dynasty properties in exchange for 18,000,000 shares of our common stock which were issued to 46 shareholders of Velocity Resources Canada Ltd. John Hope, our president, chief executive officer, chief financial officer, treasurer and secretary and director, is also the president, controlling shareholder and a director of Velocity Resources Canada Ltd. John Hope received 5,423,333 shares of our common stock in the transaction. Hon Ming Tony Wong, our former chief financial officer, secretary, treasurer and director, who is also a former shareholder of Velocity Resources Canada Ltd., received 3,905,000 shares of our common stock. The Thibert Creek and Dynasty properties are not currently material to our operations. Although we hope to be able to explore and possibly to develop the Thibert Creek and Dynasty properties, we have not taken any steps to do so due to a lack of funding. Additionally, there can be no assurance that we will ever be able to undertake any exploration or development on these properties. In light of our limited funding, we have focused on our McDame property and will be undertaking exploration activities there. Unless we are able to raise substantially more funds, we will not be able to undertake work on the Thibert Creek and Dynasty properties. Accordingly, we have not carried out any initial, or detailed examination of the properties as would be required to estimate the costs of an exploration or development program. As a result, we do not consider the properties to be material to our business at this time. If the properties do become material to our operations at a future date, we will provide all required disclosure.

We have undertaken further exploration on the McDame property since we acquired it, and we anticipate spending $40,000 on exploration activity in the following 12 months and require additional financing of $185,000 for the next 12 months of operations. We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us. If we are unable to raise sufficient capital to carry out our business plan, we may be forced to cease operations and you may lose your entire investment.

On March 14, 2012, we entered into a securities purchase agreement with Asher Enterprises, Inc., a Delaware corporation. The securities purchase agreement allows an issuance and sale to Asher of an unsecured convertible promissory note in a private transaction with a principal amount of $37,500. The proceeds received from the transaction will be used for general working capital. The convertible promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of December 19, 2012. The principal amount of the convertible promissory note together with interest may be converted into shares of our common stock, par value of $0.0001, at the option of Asher at a conversion price equal to 55% at the market price for the convertible shares during the ten trading days prior to the conversion.

On May 2, 2012, we entered into a securities purchase agreement with Asher. The securities purchase agreement allows an issuance and sale to Asher of an unsecured convertible promissory note in a private transaction with a principal amount of $42,500. The proceeds received from the transaction will be used for general working capital. The convertible promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of February 4, 2013. The principal amount of the convertible promissory note together with interest may be converted into shares of our common stock, par value of $0.0001, at the option of Asher at a conversion price equal to 55% at the market price for the convertible shares during the ten trading days prior to the conversion.

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

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

●	keeping our costs low;
●	relying on the strength of our management’s contacts; and
●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

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

Employees

As of July 11, 2012, we have one full-time employee, our president and chief executive officer, chief financial officer, treasurer and secretary, John Hope. He currently contributes approximately 60 hours per week to us. We also have two part time employees, Raja Arian Abbasi, our Vice President of Operations, who contributes approximately 5 hours per week to company business and Mr. Kami Munyakazu, our Vice President of African Operations, who contributes approximately 7 hours per week to company business.

We currently engage independent contractors in the areas of accounting and legal services. We plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services including at least 3 part time consultants who will each focus on sales and marketing, business development and investor relations.

Research and Development

We have not spent any amounts on items which have been classified as research and development activities in our financial statements during the last two fiscal years.

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

We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

●	drilling, exploration and completion costs for our McDame project increase beyond our expectations; or
●	we encounter greater costs associated with general and administrative expenses or offering costs.

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

Our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof

Mr. Abbasi and Mr. Munyakazu, have other time commitments that will prevent them from devoting full-time to our operations, which may affect our operations.

Because Mr. Abbasi and Mr. Munyakazu, who are responsible for some of our business activities, do not devote their full working time to operation and management of our company, the implementation of our business plans may be impeded. Mr. Abbasi and Mr. Munyakazu have other obligations and time commitments, which may slow our operations and impact our financial results. Additionally, Mr. Abbasi is able to handle daily activities on brief notice. When Mr. Abbasi becomes unable to handle any daily operations on his own, we may not be able to hire additional qualified personnel to replace him in a timely manner. If this event should occur, we may not be able to implement our business plan in a timely manner or at all.

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

Under Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending June 30, 2012. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management’s time and attention from revenue-generating activities to compliance activities. While we expect to expend significant resources to complete this important project, we may not be able to achieve our objective on a timely basis.

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
ATLANTIC OCEAN
CANADA
UNITED STATES
Gulf of Mexico
Caribbean Sea
Golden Global McDame Project
LEGEND
National boundary
Boundary of state (estado), province, territory
km 0 500 1000
mi 0 500 1000
N
E
S
W

GOLDEN GLOBAL CORPORATION		
McDAME PLACER GOLD PROJECT GENERAL LOCATION MAP		
Scale: As Shown	Date: June 7/2010	Figure 1
Lat. 59° 16'N/Long. 129° 33'W	Drawn By: DJB	
DUNCAN BAIN CONSULTING LTD.

Cassiar Asbestos Mine
Erikkson Gold Mine
Golden Global McDame Project
To Watson Lake
MT. McDAME
MT. HASKIN
MT. PENDLETON
JUNIPER MTN
NEEDLEPOINT MTN.
COTTONWOOD
RIVER
59°00'
15'
130°00'
450000m.E.
45'
30'
6550000m.N.

Scale

5.0 km 0 5.0 10.0 km

GOLDEN GLOBAL CORPORATION

McDAME PLACER GOLD PROJECT
REGIONAL LOCATION MAP

Scale: 250,000	Date: June 7/2010	Figure 2
Lat: 59° 16'N/Long. 129° 33'W	Drawn By: DJB	

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

After the acquisition of placer claims #362586 and #363240, our president and chief executive officer, chief financial officer, treasurer and secretary, John Hope, registered two additional placer leases: #776902 and #776862 in the name of our company. All four claims are physically connected. All claims are now owned directly by us.

The total amount of land covered by the claims and leases we own is approximately 182.7 hectares. The table below presents the details of the McDame concessions.

Certificate Number	Area (Hectares)	Staking Date	Expiration Date
363240	50	June 7, 1998	October 30, 2014
362586	50	May 14, 1998	October 30, 2014
776902	66.16	May 20, 2010	October 30, 2014
776862	16.54	May 20, 2010	October 30, 2014

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

SKETCH MAP
McDAME CREEK AREA
LIARD MINING DIVISION.
Scale of Miles
N
S
E
W
6500'
6000'
7000'
5000'-7000'
McDame Creek
McDames Cr.
Trail
Approximate old high channel
Centreville
China bar
Pendleton Camp
Old Claims on both sides.
Dease river
Dease R.
Road
Good Hope lake
Probable old channel
McDame Post
First North Fork
Second North Fork
Third North Fork of
Snow Cr.
Wing's Camp 3700'
Pass to Cottonwood creek.
To accompany Report by J.T. Mandy, 1931
Resident Mining Engineer
Prince Rupert, B.C.
B.C. Bureau of Mines.

GOLDEN GLOBAL CORPORATION		
McDAME PLACER GOLD PROJECT SKETCH MAP OF PLACER WORK 1931		
Scale: As Shown	Date: June 7/2010	Figure 4
Lat. 59° 16'N/Long. 129° 33'W	Drawn By: DJB	
DUNCAN BAIN CONSULTING LTD.		

★ McDame Project

Present Condition of the Property and Current State of Exploration

In the summer of 2009 a test program was undertaken by the property’s previous owner on the McDame area. An area of approximately 90 m long X 6.5 m wide X 3 m deep was mined. This area lies 400 m north of Hwy. 37, in a gorge with a small stream (Deepe Creek) and some old placer workings in it.

We have undertaken further exploration on the property since we acquired it. In 2010 ten test pits were dug by our excavator and one cubic yard of material from each pit was processed through our test plant and 2 grams of gold was recovered, equating to .20 grams of gold per cubic yard. In the fall of 2011 our company rented a D8 caterpillar dozer and cleared a sufficient amount of land of trees to commence its mining operations. We anticipate spending $45,000 on additional exploration activity in the following 12 months.

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

129°
NORTH AMERICA
60°
TINTINA FAULT
N
CASSIAR FAULT
CASSIAR
KECHIKA FAULT
CASSIAR TERRANE
Erickson
McDame Project
SYLVESTER ALLOCHTHON
59°
INTERMONTANE BELT
BATHOLITH
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

J.L. Nelson and J.A. Bradford, 1993. BCGS Bulletin 83: Geology of the Midway - Cassiar Area, Northern British Columbia. Legend: **Kgr** Cretaceous Granite; **Ils** Unknown Age Serpentinite; **IIIPP$_{HV}$** Pennsylvanian to Permian Hunter Volcanics; **IITR$_{TMS}$** Triassic Table Mountain Sediments; **IIb** Unknown Age Massiveand pillowed basalt flows, lesser tuff; IIPP$_{VS}$ Pennsylvanian to Permian Basalt flows and tuffs; and **IIM$_{VS}$** Mississippian Basalt, diabase, chert, argillite, calcarenite, sandstone and conglomerate.

N
W
E
S
McDame
Erickson
Scale
5.0 km
0
5.0
10.0 km

★ McDame Project

☆ Erickson/Cusac gold mine

GOLDEN GLOBAL CORPORATION

McDAME PLACER GOLD PROJECT
PROJECT AREA GEOLOGY MAP

Scale: 1:250,000	Date: June 7/2010	Figure 6
Lat. 59° 16'N/Long. 129° 33'W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Plan of Exploration

We conducted initial exploration investigation during the summer and fall of 2010. Ten test pits were dug by our excavator and one cubic yard of material from each pit was processed through our test plant and 2 grams of gold was recovered, equating to .20 grams of gold per cubic yard. In the fall of 2011 our company rented a D8 caterpillar dozer and cleared a sufficient amount of land of trees to commence its mining operations. We intend to conduct additional exploration on the McDame property by the spring/summer of 2012 as weather conditions and financing allows. . We have allocated $45,000 as a budget for this program, which will involve large scale bulk testing to advance and better define the reserves and grade of the property. This program is a one phase program consisting of an excavator, bulldozer testing plant, geologist, two equipment operators and one labourer for one month. The anticipated program costs are broken down as follows:

Operations	Cost ($)

2 equipment operators	10,000
1 general laborer	3,500
1 Geologist	15,000
Rental fee for a bulldozer	10,000
Fuel and miscellaneous	6,500

Total	45,000

We own a testing plant and excavator which are already on the property, so we will not incur additional costs for these items. This is the projected plan recommended by the Directors and Officers of our company based on cost estimates prepared by John Hope, our president, chief executive officer, chief financial officer, treasurer and secretary and director. The estimates were prepared based on prevailing labor and equipment costs and exploration standards in the Canadian mining industry. The estimates are based on Mr. Hope’s personal analysis and not on third party statistics or evidence. Mr. Hope will be supervising the testing program. We anticipate that we will engage Mr. Duncan J. Bain, Ph. D. P. Geo. a graduate of the University of Western Ontario in London, Canada to guide our exploration and development activities as Mr. Bain has been involved in drafting a report on this property for us. Mr. Bain received a Bachelor of Science degree in Geology in 1977 and received a Ph. D. in Geology from the University of Western Ontario in 2010. Mr. Bain is also a Fellow of the Geological Association of Canada, a member of the Prospectors and Developers Association of Canada for more than 20 years, and has practiced continuously as an exploration, development and mine Geologist since graduating in 1977.

Glossary of Technical Terms

Term	Definition
Allochton	A rock mass formed somewhere other than its present location, which was transported by fault movements, large-scale gravity sliding, or similar processes
Alluvium	sediment deposited by flowing water, especially soil formed in river valleys and deltas from material washed down by the river
Argillite	rock that is made up of clay or silt particles, especially a hardened mudstone
Autochthonous	describes a rock, mineral deposit, or geologic feature that was formed in the area where it is found
Basalt	a dark-green or black rock formed when hot liquid rock from a volcano becomes solid
Calcarenite	a rock formed by the percolation of water through a mixture of calcareous shell fragments and quartz sand causing the dissolved lime to cement the mass together

Term	Definition
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

Thibert and Dynasty Properties.

On December 12, 2009 we entered into an asset purchase and share exchange agreement with Velocity Resources Canada Ltd., an Alberta company, whereby we acquired mining equipment as well as the Thibert Creek and Dynasty properties, located in north western British Columbia, in exchange for 18,000,000 shares of our common stock which were issued to 46 shareholders of Velocity Resources Canada Ltd. John Hope, our president, chief executive officer, chief financial officer, treasurer and secretary and director, is also the president, controlling shareholder and a director of Velocity Resources Canada Ltd. John Hope received 5,423,333 shares of our common stock in the transaction. Hon Ming Tony Wong, our former chief financial officer, secretary, treasurer and director, who is also a former shareholder of Velocity Resources Canada Ltd., received 3,905,000 shares of our common stock.

Our company recently abandoned the Dynasty property and relocated, six miles south to Ash Mountain.  The Thibert Creek and Ash properties are not currently material to our operations. Although we hope to be able to explore and possibly to develop the Thibert Creek and Ash properties, we have not taken any steps to do so due to a lack of funding. Additionally, there can be no assurance that we will ever be able to undertake any exploration or development on these properties. In light of our limited funding, we have focused on our McDame property and will be undertaking exploration activities there. Unless we are able to raise substantially more funds, we will not be able to undertake work on the Thibert Creek and Ash properties. Accordingly, we have not carried out any initial, or detailed examination of the properties as would be required to estimate the costs of an exploration or development program. As a result, we do not consider the properties to be material to our business at this time. If the properties do become material to our operations at a future date, we will provide all required disclosure.

Due to a short exploration program in the summer of 2011, we determined that there were not sufficient mineral indications at the original location to warrant holding the Ash property.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

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

On September 25, 2012, the list of stockholders for our shares of common stock showed 125 registered stockholders and 41,925,195 shares of common stock outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on December 9, 2009. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of June 30, 2012, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2012.

Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2012 and June 30, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our consolidated audited financial statements are stated in Canadian Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Not accounting for our working capital deficit of $292,088, we require additional funds of approximately $225,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest significant funds in capital expenditures during the twelve-month period ending June 30, 2013.

General and Administrative Expenses

We expect to spend $225,000 during the twelve-month period ending June 30, 2013 on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending June 30, 2013.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2013.

Results of Operations for the Years Ended June 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2012 and 2011.

Our operating results for the years ended June 30, 2012 and 2011 are summarized as follows:

	Year Ended
	June 30
	2012		2011

Revenue	$	Nil	$	Nil
Operating Expenses		$420,454		$292,790
Net Loss		$(454,944)		$(292,767)

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the year ended June 30, 2012 and June 30, 2011 are outlined in the table below:

	Year Ended
	June 30
	2012	2011

Administration fees	$11,325	$33,975
Consulting fees	$169,912	$21,775
Depreciation	$42,152	$42,950
Professional fees	$32,810	$42,706
Office and general	$149,463	$135,696
Travel expenses	$14,792	$15,688

The increase in operating expenses for the year ended June 30, 2012, compared to fiscal 2011, was mainly due to increased consulting fee and office and general expenses.

Liquidity and Financial Condition

As of June 30, 2012, our total assets were $176,552, our total liabilities were $323,480 and we had working capital deficit of $292,088. Our financial statements report a net loss of $454,944 for the year ended June 30, 2012, and a net loss of $792,850 for the period from December 9, 2009 (date of inception) to June 30, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At	At
	June 30, 2012	June 30, 2011

Net Cash (Used in) Operating Activities	$(240,483)	$(226,506)
Net Cash Provided by (Used In) Investing Activities	$(764)	$(50,935)
Net Cash Provided by Financing Activities	$242,034	$159,033
Cash (decrease) increase during the year	$787	$(118,408)

We had cash in the amount of $30,620 as of June 30, 2012 as compared to $29,833 as of June 30, 2011. We had a working capital deficit of $292,088 as of June 30, 2012 compared to working capital surplus of $738 as of June 30, 2011.

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

Basis of Presentation

Our company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). These consolidated financial statements include the accounts of our company and its wholly owned subsidiary. All intercompany accounts and transactions are eliminated upon consolidation.

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

Fair Value Measurements

Our company has adopted FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard established a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. Our company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, our company considers the principal or most advantageous market in which our company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

Our company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. Our company has not elected the fair value option for any eligible financial instruments.

Financial Instruments

Fair Value

The guidance for fair value measurements establishes the authoritative definition of fair value sets out a Framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Our company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

Level 1 –	observable inputs such as quoted prices in active markets;

Level 2 –	inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 –	unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash and equivalents are measured using level 1. The fair value of the derivatives embedded in the convertible promissory notes was derived using a valuation model and has been classified as level 3.

Assets and Liabilities that are measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Our company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities, due to related parties and dividend payable, approximate fair value due to the short-term nature of these instruments.

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

Our company measures derivatives embedded in other contracts at fair value and recognizes them in the consolidated balances sheet as an asset or a liability depending on its rights and obligations under the applicable contract. The changes in fair value are recognized on the consolidated statement of comprehensive loss.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the declining balance method and at the following annual rates which is intended to amortize the cost over its useful life:

Mining equipment – 20%

Computers – 20%

Furniture and fixtures – 20%

Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Gain (loss) related to retirement or disposition of fixed assets is recognized in the period which the gain (loss) occurs.

Mineral Properties

Mineral property acquisition costs are initially capitalized when incurred and are amortized using the unit-of-production method over the estimated life of probable, proven reserves. If mineral rights are abandoned or estimated to be impaired, any capitalized costs will be charged to operations.

Exploration Costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred. When it is determined that a mineral deposit can be  economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives. To date, our company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

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

Convertible Promissory Notes

Convertible promissory notes are accounted for under ASC470, Debt – Debt with Conversion and Other Options. Our company separately accounts for the liability and equity components of the convertible promissory notes in a manner that reflects our company’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the consolidated statements of comprehensive loss. Additionally, certain embedded features of the convertible promissory notes qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value and revalued at each reporting period with changes being recorded in the consolidated statement of comprehensive loss.

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

Management has estimated the current income tax provision based on substantively enacted rates and laws. As our company has not filed U.S. corporate income tax returns, the amount recorded for the income tax provision could be significantly different when the corporate income tax returns are finalized.

Noncash Transaction in Capital Stock

Our company follows the guidelines under FASB ASC Topic 845-10-30-3, Non-monetary transactions, when the fair value of neither the assets received nor the assets relinquished is determinable within reasonable limits.

Basic and Diluted Net Income (Loss) Per Share

Our company computes net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. This topic requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of loss and comprehensive loss. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Income Taxes

Our company follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because our company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. Our company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent our company believes that recovery is not likely, our company must establish a valuation allowance.

Our company has adopted FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, our company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Preferred Shares

Golden Global Mining Corporation, our company’s wholly owned subsidiary, issued preferred shares which have been classified as equity in their financial statements. In these statements, the financial instruments have been classified as non controlling interests and dividends paid on behalf of the preferred shares have been recorded as a charge against income.

Recent Accounting Pronouncements

i)	ASU 2011-04

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

ii)	ASU 2011-05

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.

Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect the adoption of this ASU will affect financial statement presentation only.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Global Corp. (An Exploration Stage Company):

We have audited the accompanying consolidated balance sheet of Golden Global Corp. (the "Company") as of June 30, 2012 and the consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012, and the results of its operations and its cash flows for the year ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, at June 30, 2012, the Company had not yet achieved profitable operations and has accumulated losses of $792,850 since its inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Canada

September 28, 2012	Chartered Accountants

Suite 300, 622 – 5th Ave. S.W., Calgary, Alberta T2P 0M6 (403) 263-3385

K. R. Margetson Ltd.
Chartered Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Golden Global Corp.:

I have audited the accompanying consolidated balance sheet of Golden Global Corp. (an Exploration Stage Company) as of June 30, 2011 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2011 and 2010 and for the period from inception, December 9, 2009 to June 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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

North Vancouver, Canada /s/  K. R. Margetson Ltd.
October 13, 2011 Chartered Accountant

331 East 5th Street	Telephone: 604.220.7704
North Vancouver, BC V7L 1M1	Facsimile: 1.877.874.9583
CANADA	E-Mail: info@krmargetson.com

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
As at June 30, 2012 and 2011
Stated in Canadian dollars
	June 30, 2012	June 30, 2011
ASSETS

Current
Cash and cash equivalents	$30,620	$29,833
Sales tax and other receivable	772	4,814

Total Current Assets	31,392	34,647

Non-Current Assets
Property and equipment (Note 3)	101,964	154,417
Mineral properties (Note 4)	43,196	30,037

Total Non-Current Assets	145,160	184,454

Total Assets	$176,552	$219,101

LIABILITIES

Current
Accounts payable and accrued liabilities	$13,781	$14,202
Due to related parties (Note 5)	184,068	16,576
Fair value of embedded derivative (Note 6)	115,574	-
Dividend payable	10,057	3,131

Total Liabilities	323,480	33,909

Going concern (Note 1)

STOCKHOLDERS' EQUITY

Capital Stock
Authorized:
Unlimited non-voting preferred shares, no par value
75,000,000 common stock, $0.0001 par value Outstanding
37,647,417 common stock (2011 - 34,222,417) (Note 7)	3,765	3,422
Additional paid-in capital	576,250	446,843
Deficit accumulated during the exploration stage	(802,907)	(341,037)

Equity attributed to shareholders	(222,892)	109,228
Equity attributed to noncontrolling interest	75,964	75,964
Total Stockholders' Equity	(146,928)	185,192

Total Liabilities and Stockholders' Equity	$176,552	$219,101

The accompanying notes are an integral part of the consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the years ended June 30, 2012 and June 30, 2011, and for the period from inception (December 9, 2009) to June 30, 2012
Stated in Canadian dollars
	For the year ended June 30, 2012	For the year ended June 30, 2011	From inception (December 9, 2009) to June 30, 2012

Expenses
Administration fees	$11,325	$33,975	$53,700
Consulting fees	169,912	21,775	209,919
Depreciation	42,152	42,950	102,486
Professional fees	32,810	42,706	75,824
Office and general	149,463	135,696	285,974
Travel expenses	14,792	15,688	30,480

	(420,454)	(292,790)	(758,383)

Other items
Foreign exchange loss	(313)	-	(313)
Gain on sale of property and equipment	2,094	-	2,094
Loss on change in fair value of embedded derivative	(36,356)	-	(36,356)
Interest income	85	23	108

	(34,490)	23	(34,467)

Net loss and comprehensive loss for the period	(454,944)	(292,767)	(792,850)
Preferred shares dividend	(6,926)	(3,131)	(10,057)

Attributed to common stockholders	$(461,870)	$(295,898)	$(802,907)

Basic and diluted loss per share	$(0.013)	$(0.009)

Weighted average number of shares outstanding	34,622,348	33,748,564

The accompanying notes are an integral part of the consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Stated in Canadian dollars

			Additional Paid in Capital	Accumulated Deficit	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, December 10, 2009 (Inception)	-	$-	$-	$-	$-	$-	$-

December 10, 2009, issue of shares for cash at $.0001/share	8,500,000	850	-	-	850	-	850

December 12, 2009, issue of shares for equipment and mineral rights	18,000,000	1,800	172,043	-	173,843	-	173,843

March 1, 2010, issue of shares for cash at $.03/share	1,175,000	118	35,182	-	35,300	-	35,300

April 15, 2010, issue of shares for cash at $.03/share	1,885,000	189	56,312	-	56,501	-	56,501

June 4, 2010 issue of shares for cash at $.03/share	3,460,000	346	103,454	-	103,800	-	103,800

Net loss and comprehensive loss	-	-	-	(45,139)	(45,139)	-	(45,139)

Balance, June 30, 2010	33,020,000	3,302	$366,991	$(45,139)	$325,154	$-	$325,154

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Stated in Canadian dollars

			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, July 1, 2010	33,020,000	$3,302	$366,991	$(45,139)	$325,154	$-	$325,154

September 27, 2010 issue of shares for McDame property	333,667	33	9,977	-	10,010	-	10,010

September 28, 2010 issue of shares for cash at $.08/share	593,750	59	47,441	-	47,500	-	47,500

November 30, 2010, issue of 420,000 preferred shares for cash at $.10/share	-	-	-	-	-	42,000	42,000

December 30, 2010, cash received on subscription for 265,000 preferred shares to be issued at $.10/share	-	-	-	-	-	26,500	26,500

February 2, 2011, cash received on subscription for 15,000 preferred shares to be issued at $.10/share	-	-	-	-	-	1,500	1,500

May 15, 2011, cash received on subscription for 123,400 preferred shares to be issued at $.10/share	-	-	-	-	-	12,340	12,340

May 23, 2011, cash received on subscription for 40,000 preferred shares to be issued at $.10/share	-	-	-	-	-	4,000	4,000

May 27, 2011 issue of shares for cash at $.10/share	275,000	28	22,434	-	22,462	-	22,462

Preferred shares issuing cost	-	-	-	-	-	(10,376)	(10,376)

Dividends	-	-	-	(3,131)	(3,131)	-	(3,131)

Net loss and comprehensive loss	-	-	-	(292,767)	(292,767)	-	(292,767)

Balance, June 30, 2011	34,222,417	$3,422	$446,843	$(341,037)	$109,228	$75,964	$185,192

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Stated in Canadian dollars
			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, July 1, 2011	34,222,417	$3,422	$446,843	$(341,037)	$109,228	$75,964	$185,192

August 4, 2011 issue of shares for cash at $.09/share	25,000	3	2,247	-	2,250	-	2,250

May 9, 2012 issue of shares for consulting services.	1,700,000	170	42,330	-	42,500	-	42,500

June 1, 2012 issue of shares for consulting services	1,700,000	170	84,830	-	85,000	-	85,000

Dividend	-	-	-	(6,926)	(6,926)	-	(6.926)

Net loss and comprehensive loss	-	-	-	(454,944)	(454,944)	-	(454,944)

Balance, June 30, 2012	37,647,417	$3,765	$576,250	$(802,907)	$(222,892)	$75,964	$(146,928)

The accompanying notes are an integral part of the consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended June 30, 2012 and June 30, 2011, and for the period from inception (December 9, 2009) to June 30, 2012
Stated in Canadian dollars

	For the year ended June 30, 2012	For the year ended June 30, 2011	From inception (December 9, 2009) to June 30, 2012
Operating activities
Net loss and comprehensive loss	$(454,944)	$(292,767)	$(792,850)
Share based payment for consulting expenses	127,500	-	127,500
Depreciation	42,152	42,950	102,486
Loss on change in fair value of embedded derivative	36,356	-	36,356
Gain on sale of property and equipment	(2,094)	-	(2,094)
Changes in non-cash working capital balances
Sales tax and other receivables	4,042	(4,714)	(772)
Prepaid expenses	-	11,000	-
Accounts payable and accrued liabilities	6,505	17,025	23,838

Net cash used in operating activities	(240,483)	(226,506)	(505,536)

Financing activities
Issuance of capital stock	2,250	69,962	268,662
Issuance of preferred shares net of issuing costs	-	75,964	75,964
Dividends to noncontrolling interest	(6,926)	(3,131)	(10,057)
Advances from related parties	167,492	16,238	184,068
Convertible promissory notes	79,218	-	79,218

Net cash proved by financing activities	242,034	159,033	597,855

Investing activities
Purchase of mineral properties	(13,159)	(10,025)	(33,184)
Purchase of equipment	(1,255)	(40,910)	(42,165)
Sale of equipment	13,650	-	13,650

Net cash used in investing activities	(764)	(50,935)	(61,699)

Increase (decrease) in cash and cash equivalents during the period	787	(118,408)	30,620
Cash and cash equivalents, beginning of the period	29,833	148,241	-

Cash and cash equivalents, end of the period	$30,620	$29,833	$30,620

Supplemental cash flow information

Non-cash financing activities
- 18,000,000 shares issued for equipment of
$173,841 and $2 for mineral rights	$-	$-	$173,843
- 333,667 shares issued for McDame property	$-	$10,012	$10,012
- 3,400,000 shares issued for consulting services	$127,500	$-	$127,500
- Income taxes paid	$-	$-	$-
- Interest paid	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Stated in Canadian dollars

Note 1 – Nature and Continuance of Operations

Golden Global Corp. ("the Company"), incorporated in the State of Nevada, USA on December 10, 2009, and its wholly-owned subsidiary are engaged in the acquisition, exploration and development of precious metal properties. The Company’s wholly owned subsidiary is Golden Global Mining Corporation which was incorporated in the Province of Alberta, Canada on January 10, 2010. The Company is an exploration stage company in the process of exploring its mineral properties in British Columbia, Canada, and has not yet determined whether these properties contain reserves that are economically recoverable.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2012, the Company had not yet achieved profitable operations and has accumulated losses of $792,850 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions are eliminated upon consolidation.

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

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value Measurements

The Company has adopted FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard established a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Financial Instruments

Fair Value

The guidance for fair value measurements establishes the authoritative definition of fair value sets out a Framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

Level 1 –	observable inputs such as quoted prices in active markets;

Level 2 –	inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 –	unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash and equivalents are measured using level 1. The fair value of the derivatives embedded in the convertible promissory notes was derived using a valuation model and has been classified as level 3.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (continued)

Assets and Liabilities that are measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities, due to related parties and dividend payable, approximate fair value due to the short-term nature of these instruments.

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

The Company measures derivatives embedded in other contracts at fair value and recognizes them in the consolidated balances sheet as an asset or a liability depending on its rights and obligations under the applicable contract. The changes in fair value are recognized on the consolidated statement of comprehensive loss.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the declining balance method and at the following annual rates which is intended to amortize the cost over its useful life:

Mining equipment – 20%

Computers – 20%

Furniture and fixtures – 20%

Improvements and betterments are capitalized if they extend the useful life of the asset. Repair and maintenance costs are charged to expense as incurred. Gain (loss) related to retirement or disposition of fixed assets is recognized in the period which the gain (loss) occurs.

Mineral Properties

Mineral property acquisition costs are initially capitalized when incurred and are amortized using the unit-of-production method over the estimated life of probable, proven reserves. If mineral rights are abandoned or estimated to be impaired, any capitalized costs will be charged to operations.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (continued)

Exploration Costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred. When it is determined that a mineral deposit can be  economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

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

Convertible Promissory Notes

Convertible promissory notes are accounted for under ASC470, Debt – Debt with Conversion and Other Options. The Company separately accounts for the liability and equity components of the convertible promissory notes in a manner that reflects the Company’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. This results in a bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the consolidated statements of comprehensive loss. Additionally, certain embedded features of the convertible promissory notes qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value and revalued at each reporting period with changes being recorded in the consolidated statement of comprehensive loss.

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

Management has estimated the current income tax provision based on substantively enacted rates and laws. As the Company has not filed U.S. corporate income tax returns, the amount recorded for the income tax provision could be significantly different when the corporate income tax returns are finalized.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (continued)

Noncash Transaction in Capital Stock

The Company follows the guidelines under FASB ASC Topic 845-10-30-3, Non-monetary transactions, when the fair value of neither the assets received nor the assets relinquished is determinable within reasonable limits.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with FASB ASC Topic 260, Earnings Per Share. This topic requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of loss and comprehensive loss. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Income Taxes

The Company follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because the Company assumes that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.

The Company has adopted FASB guidance on accounting for uncertainty in income taxes which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance also extends to de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (continued)

Preferred Shares

Golden Global Mining Corporation, the Company’s wholly owned subsidiary, issued preferred shares which have been classified as equity in their financial statements. In these statements, the financial instruments have been classified as non controlling interests and dividends paid on behalf of the preferred shares have been recorded as a charge against income.

Recent Accounting Pronouncements

i)	ASU 2011-04

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

ii)	ASU 2011-05

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.

Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We expect the adoption of this ASU will affect financial statement presentation only.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Stated in Canadian dollars

Note 3 – Property and Equipment

As at June 30, 2012

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$584	$1,761
Mining equipment	191,162	91,490	99,672
Computers	1,063	532	531
	$194,570	$92,606	$101,964

As at June 30, 2011

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$1,090	$327	$763
Mining equipment	212,599	59,688	152,910
Computers	1,063	319	744
	$1,090	$60,334	$154,417

During the year ended June 30, 2012, the Company sold equipment with a total carrying value of $11,556 for proceeds of $13,650 (2011 - $nil).

Note 4 – Mineral Properties

During the year ended June 30, 2012, the Company paid $21,139 (2011 - $10,025) in order to keep mineral claims active.

Note 5 – Due to Related Parties

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

During the year ended June 30, 2012, the Company paid $14,000 (2011 - $18,615) for management and consulting services to a company with common officers. In addition, during the year ended June 30, 2012, $3,150 (2011- $28,933) was paid to the same company for expense re-imbursements.

During the year ended June 30, 2012 the Company paid $nil (2011 - $22,500) for management and consulting services to a director.

During the year ended June 30, 2012 the Company paid $14,000 (2011 - $18,615), for management and consulting services to a Company wholly owned by an officer and director.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Stated in Canadian dollars

Note 6 – Convertible Promissory Notes

On March 14, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$37,500 (C$37,256).  This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of December 19, 2012. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion.

On May 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,500 (C$42,037).  This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of February 4, 2013. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion.

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at June 30, 2012 was $115,574 (2011 - $nil). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet.

The fair value of the embedded derivative was estimated using the Black-Scholes pricing model based on the following assumptions:

	Issue date	June 30, 2011
Risk free rate	0.25%	0.32%
Expected volatility	276% - 289%	276% - 284%
Expected life	0.75	0.5
Dividends	-	-

Note 7 - Capital Stock

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
June 30, 2012
Stated in Canadian dollars

Note 7 - Capital Stock (continued)

On September 27, 2010, the Company’s directors approved the issuance of 333,667 common stocks for mineral properties with a value of $10,010.

On September 28, 2010, the Company’s directors approved the issuance of 593,750 common stocks for total cash proceeds of $47,500.

On May 27, 2011, the Company’s directors approved the issuance of 275,000 common stocks for total cash proceeds of $22,462.

On August 4, 2011, the Company issued 25,000 common stocks for total cash proceeds of $2,250.

On May 9, 2012, the Company issued 1,700,000 common stocks for consulting services valued at $42,500.

On June 1, 2012, the Company issued 1,700,000 common stocks for consulting services valued at $85,000.

As of June 30, 2011, there are no share options or warrants outstanding.

Note 8 – Preferred Shares

On November 30, 2010, the Company’s 100% wholly owned subsidiary, Golden Global Mining Corporation, closed a private placement of 420,000 preferred shares at $0.10 per share for gross proceeds of $42,000. These shares bear a cumulative dividend of 8% per annum and are redeemable at the option of the Company on or before the first year anniversary from the date of closing.

On February 18, 2011 for an additional 280,000 preferred shares for gross proceeds of $28,000. The shares for the second closing also bear a cumulative dividend of 8% per annum and are redeemable at the option of the Company on or before the second year anniversary from the date of closing.

On May 15, 2011 for an additional 123,400 preferred shares for gross proceeds of $12,340. These shares bear a cumulative dividend of 8% per annum and are redeemable at the option of the Company on or before the second year anniversary from the date of closing.

On May 23, 2011 for an additional 40,000 preferred shares for gross proceeds of $4,000. These shares bear a cumulative dividend of 8% per annum and are redeemable at the option of the Company on or before the second year anniversary from the date of closing.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
Stated in Canadian dollars

Note 9 – Income Taxes

Potential benefits of income tax losses have not been recognized in these financial statements  because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from that which would be expected by applying the effective rates to net income (loss) as follows:

	Year ended June 30, 2012	Year ended June 30, 2011
Net loss for the period – attributed to common shareholders	$(454,944)	$(292,767)
Statutory and effective rates	25.00%	25.00%
Expected income tax recovery	$(113,736)	$(73,192)
Effect of temporary differences and other	8,614	715
Effect of change in income tax rates	(10,625)	204
Change in valuation allowance	115,748	72,273
Provision for income taxes	$-	$-

The components of the net deferred tax asset at June 30, 2012 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	June 30, 2012	June 30, 2011
Non-capital losses carried forward	$208,212	$81,374
Share issue costs	1,556	2,075
Equipment	(6,949)	3,622
Deferred tax asset value	202,819	87,071
Valuation allowance	(202,819)	(87,071)
Deferred tax assets recognized	$-	$-

The Company has accumulated Canadian non-capital loss carry forwards totaling approximately $441,000 available to offset future taxable income begin to expire in 2030. The Company has U.S. tax pools totaling approximately $288,000 which expire in 2030, 2031 and 2032.

Note 10 – Subsequent Event

On July 23, 2012, the Company issued 2,500,000 common stocks in lieu of cash payment for consulting services valued at $37,500.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 24, 2012, our company formally informed K.R. Margetson Ltd. of their dismissal as our company’s independent registered public accounting firm. On May 24, 2012, our company engaged MNP LLP as our new independent registered public accounting firm.

The reports of K.R. Margetson Ltd. on our company's financial statements as of and for the fiscal years ended June 30, 2011 and 2010 or subsequent interim period contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

ITEM 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.

Our management, with the participation of our president and chief financial officer (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president and chief financial officer (our principal executive officer, principal accounting officer and principal financial officer) have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president and chief financial officer (our principal executive officer, principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president and chief financial officer (our principal executive officer, principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2012, our company’s internal control over financial reporting was effective.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Effective July 11, 2012, Hon Ming Tony Wong resigned as chief financial officer, treasurer, secretary and as a director of our company.  Mr. Wong’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. Wong’s resignation, we appointed John Robert Hope, our current president and chief executive officer, as chief financial officer, treasurer and secretary of our company, effective July 11, 2012.

Effective July 25, 2012, we appointed Raja Arian Abbasi as vice president of operations and also as a director of our company.

Effective August 1, 2012, we appointed Kami Munyakazu, as vice president of African operations of our company.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

John Robert Hope	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	68	December 9, 2009

Raja Arian Abbasi	Vice President of Operations	46	July 25, 2012

Kami Munyakazu	Vice President of African Operations	49	August 1, 2012

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

John Robert Hope – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

John Robert Hope has been our president, chief executive officer and director since December 9, 2009 and our chief financial officer, treasurer, and secretary since July 11, 2012.

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

Raja Arian Abbasi – Vice President of Operations

Raja Arian Abbasi has been our vice president of operations since July 25, 2012.

Since 1998 to present, Raja Arian Abbasi has been a principal officer at Aria Capital, a company that specializes as a real estate and financial advisor to enhance clients’ value of their projects.  Through these projects, Mr. Abbasi has been a chief negotiator/business consultant, chief operating officer and chief development advisor for numerous companies.  From January 2000 to January 2010, he was a chief operating officer at MRR Developments, a company that specializes in land developments and real estate investments in Edmonton, Alberta.  Mr. Abbasi was responsible for administrating the development of a 144 acre industrial sub-division, all legal issues and the marketing and sales aspects of the company.  From June 2006 to September 2008, he was a chief development advisor at Focused Money, wherein Mr. Abbasi managed the company’s development projects by coordinating the engineering, planning, municipal, financial and other arising matters associated with the projects.

Mr. Abbasi acquired a Bachelor of Science in Human Biology from the University of Toronto in 1990 and earned a Master of Business Administration from the University of Alberta in 1994.

We appointed Raja Arian Abbasi as vice president of operations and as a director of our company because of his strategic management experience and his ability to raise capital.

Kami Munyakazu – Vice President of African Operations

Kami Munyakazu has been our vice president of African operations since August 1, 2012.

From 1988 to 1996, Mr. Munyakazu was employed with Oasis Diamond, a company that specializes in evaluating, testing and trading minerals in Africa.  His duties included drafting proposals to potential clients and maintaining the company’s legal paperwork.  He also managed the company’s day-to-day transactions including the delivery of the minerals to clients.

From 1996 to 2004, Mr. Munyakazu was a representative at VR Promotions for the East African region, a company that specializes in developing marketing strategies for minerals such as gold, diamonds and sapphires.  He was responsible for providing assistance in all areas of trade such as processing international and domestic trades to providing support where needed.  He also acted as the company’s negotiator in collective bargaining involving multiple traders.

Currently, Mr. Munyakazu has been a community rehabilitation worker in Saint Albert, Alberta.  His duties and responsibilities include assisting in evaluating the effectiveness of treatment programs and implementing behavior management programs for individuals with physical disabilities, mental health disabilities, and/or learning disabilities.

We appointed Kami Munyakazu as Vice President of African Operations because of his extensive knowledge of the mineral industry in Africa.

Mr. Hope will devote his full time attention to the operations of our company. Mr. Abbasi will devote approximately 5 hours per week to the business operations of our company and Mr. Munyakazu will devote approximately 7 hours per week to the business operations of our company.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●
full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code; and

●	accountability for adherence to the Code.

Our Code of Ethics and Business Conduct was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Annual Report on Form 10-K on October 13, 2011. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Golden Global Corp., 17412 105th Ave. NW, Suite 201, Edmonton, Alberta T5S 1G4.

ITEM 11.  EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2012 and 2011; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Robert Hope (1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	14,000 (2) 36,500 (2)	14,000 36,500
Hon Ming Tony Wong (3) Former Chief Financial Officer, Treasurer and Secretary	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Raja Arian Abbasi (4) Vice President of Operations	2012 2011	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Kami Munyakazu (5) Vice President of African Operations	2012 2011	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

(1)	John Robert Hope was appointed as our president, chief executive officer and director on December 9, 2009 and as our chief financial officer, treasurer, and secretary on July 11, 2012.

(2)	This amount is related to consulting fees paid to Velocity Resources Canada Ltd., a company operated by John Robert Hope.

(3)	Hon Ming Tony Wong resigned as our chief financial officer, treasurer and secretary on July 11, 2012.

(4)	Raja Arian Abbasi was appointed as our Vice President of Operations on July 25, 2012.

(5)	Kami Munyakazu was appointed as our Vice President of African Operation on August 1, 2012.

Stock Options/SAR Grants

Effective May 7, 2012, our company adopted a 2012 Employee and Consultant Stock Compensation Plan. The number of shares of common stock of our company that are available for issuance under the Plan are 10,000,000 shares of our common stock, $0.10 par value.

During the period from inception to June 30, 2012, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2012 or June 30, 2011 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2012.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to June 30, 2012.

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

Employment Contracts and Termination of Employment and Change in Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers, however, our company is required to pay $3,500 per month to John Robert Hope for services performed by him as our president, chief executive officer, chief financial officer, treasurer and secretary. Currently the payments to Mr. Hope for these services are in arrears.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 25, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Owner(1)	Class

John Robert Hope 17412 105 Avenue NW, Suite 201 Edmonton, Alberta, T5S 1G4	5,423,333 common shares	12.93%
Raja Arian Abbasi 4324 – 33rd Street NW Edmonton, Alberta, T6T 1B5	Nil	*
Kami Munyakazu 12123 103 Street Edmonton, Alberta, T5G 2J8	Nil	*

All Officers and Directors As a Group	5,423,333 common shares	12.93%
Hon Ming Tony Wong 9710 – 66 Avenue Edmonton, Alberta, T6E 0M3	3,905,000	9.31%
Wolverton Securities Ltd. 17th Floor, 777 Dunsmuir Street Vancouver, British Columbia, V7Y 1J5	2,134,049	5.09%
*represents an amount less than 1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 25, 2012. As at September 25, 2012, there were 41,925,195 shares of our company’s common stock issued and outstanding.

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

Director Independence

We currently act with one director, consisting of John Robert Hope. We have determined that none of our directors are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2012 and for fiscal year ended June 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2012 ($)	2011 ($)
Audit Fees	10,000	7,500
Audit Related Fees	-	5,775
Tax Fees	-	-
All Other Fees	-	350
Total	10,000	13,625

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.2	Certificate of Correction filed with the Nevada Secretary of State on February 19, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
(10)	Material Contracts
10.1	McDame Asset Purchase Agreement dated May 16, 2010 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).
10.2	Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).
10.3	Addendum to Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on January 2, 2011).
10.4	Securities Purchase Agreement with Asher Enterprises, Inc., dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.5	Convertible Promissory Note with Asher Enterprises, Inc., dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.6	2012 Employee and Consultant Stock Compensation Plan (Incorporated by reference to our Registration Statement filed on Form S-8 on May 8, 2012)
10.7	Securities Purchase Agreement with Asher Enterprises, Inc., dated May 2, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2012).
10.8	Convertible Promissory Note with Asher Enterprises, Inc. dated May 2, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2012).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 13, 2011)
(21)	List of Subsidiaries
21.1	Golden Global Mining Corporation, an Alberta company
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

*	Filed herewith.

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

GOLDEN GLOBAL CORP.

/s/ John Robert Hope
John Robert Hope
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Robert Hope	President, Chief Executive Officer, Chief Financial Officer,	September 28, 2012
John Robert Hope	Secretary Treasurer and Director