Form 10-K/A
period 2012-06-30
GOLDEN GLOBAL CORP.
filed 2012-10-05
CIK 1502555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 to Golden Global Corp's. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on September 28, 2012  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.2	Certificate of Correction filed with the Nevada Secretary of State on February 19, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
(10)	Material Contracts
10.1	McDame Asset Purchase Agreement dated May 16, 2010 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).
10.2	Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).
10.3	Addendum to Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on January 2, 2011).
10.4	Securities Purchase Agreement with Asher Enterprises, Inc., dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.5	Convertible Promissory Note with Asher Enterprises, Inc., dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.6	2012 Employee and Consultant Stock Compensation Plan (Incorporated by reference to our Registration Statement filed on Form S-8 on May 8, 2012)
10.7	Securities Purchase Agreement with Asher Enterprises, Inc., dated May 2, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2012).
10.8	Convertible Promissory Note with Asher Enterprises, Inc. dated May 2, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2012).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 13, 2011)
(21)	List of Subsidiaries
21.1	Golden Global Mining Corporation, an Alberta company
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data Files (Form 10-K for the Year Ended June 30, 2012)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Previously Filed

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

Date: October __, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Robert Hope	President, Chief Executive Officer, Chief Financial Officer,	October __, 2012
John Robert Hope	Secretary Treasurer and Director