Form 10-Q
period 2012-09-30
GOLDEN GLOBAL CORP.
filed 2012-11-07
CIK 1502555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ YES  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ☐ YES   ☑ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES  NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

43,970,650 common shares issued and outstanding as of November 5, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our consolidated unaudited interim financial statements for the three month period ended September 30, 2012 form part of this quarterly report. They are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

Golden Global Corporation
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

Stated in Canadian dollars
	September 30,	June 30,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$9,691	$30,620
Sales tax and other receivable	29	772
Prepaid expenses	15,208	-

Total current assets	24,928	31,392

Property and equipment
Property and Equipment	92,235	101,964
Mineral properties, unproven (Note 3)	43,196	43,196

Total property and equipment	135,431	145,160

Total Assets	$160,359	$176,552

LIABILITIES

Current
Accounts payable and accrued liabilities	$38,210	$13,781
Due to related parties (Note 4)	170,133	184,068
Fair value of embedded derivative (Note 5)	117,308	115,574
Dividend payable	11,798	10,057

Total Liabilities	337,449	323,480
Going concern (Note 1)

STOCKHOLDERS' EQUITY

Capital Stock (Note 6)
Authorized:
75,000,000 with a par value of $0.0001
Outstanding
40,147,417 common stock (2012 - 37,647,417)	4,015	3,765
Additional paid in capital	613,500	576,250
Deficit accumulated during the exploration stage	(870,569)	(802,907)

	(253,054)	(222,892)
Equity attributable to noncontrolling interest	75,964	75,964
Total Stockholders' Equity	(177,090)	(146,928)
Total Liabilities and Stockholders' Equity	$160,359	$176,552

The accompanying notes are an integral part of these financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations

Stated in Canadian dollars
	3 months ended September 30,	3 months ended September 30,	From inception (December 9, 2009) to September 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Administration fees	$3,150	$1,575	$56,850
Consulting fees	32,792	468	242,711
Depreciation	9,728	10,738	112,214
Professional fees	4,893	2,169	74,737
Office and general	11,802	15,930	297,776
Travel expenses	1,000	60	31,480
	(79,410)	(30,940)	(822,585)

Other items
Foreign exchange loss	-	-	(313)
Gain on sale of property and equipment	-	-	2,094
Loss on change in fair value of embedded derivative	(1,734)	-	(38,090)
Interest income	15	-	123

Net loss and comprehensive loss for the period	(65,921)	(30,940)	(858,771)

Preferred shares dividend	(1,741)	(1,741)	(11,798)

Attributed to common stockholders	$(67,662)	$(32,681)	$(870,569)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	39,631,113	34,237,906

The accompanying notes are an integral part of these financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Consolidated Statements of Stockholders' Equity

Stated in Canadian dollars			Additional Paid in Capital	Accumulated Deficit	Equity attributable to Golden Global Corp Shareholders	Equity a ttributable to noncontrolling interests	Total Equity

	Common Stock
	Shares	Amount

Balance, December 10, 2009 (Inception)	-	$-	$-	$-	$-	$-	$-

Issuance of common shares, cash	15,020,000	1,502	194,948	-	196,450	-	196,450

Issuance of common shares, assets	18,000,000	1,800	172,043	-	173,843	-	173,843

Net loss and comprehensive loss	-	-	-	(45,139)	(45,139)	-	(45,139)

Balance, June 30, 2010	33,020,000	$3,302	$366,991	$(45,139)	$325,154	$-	$325,154

Issuance of common shares, cash	868,750	87	69,875		69,962		69,962

Issuance of common shares, assets	333,667	33	9,977	-	10,010	-	10,010

Issuance of preferred shares, cash	-	-	-	-	-	86,340	86,340

Preferred shares issuing cost	-	-	-	-	-	(10,376)	(10,376)

Dividends	-	-	-	(3,131)	(3,131)	-	(3,131)

Net loss and comprehensive loss	-	-	-	(292,767)	(292,767)	-	(292,767)

Balance, June 30, 2011	34,222,417	$3,422	$446,843	$(341,037)	$109,228	$75,964	$185,192

The accompanying notes are an integral part of these financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Consolidated Statements of Stockholders' Equity

Stated in Canadian dollars
			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, July 1, 2011	34,222,417	$3,422	$446,843	$(341,037)	$109,228	$75,964	$185,192

Issuance of common shares, cash	25,000	3	2,247	-	2,250	-	2,250

Issuance of common shares,consulting services	3,400,000	340	127,160	-	127,500	-	127,500

Dividend	-	-	-	(6,926)	(6,926)	-	(6,926)

Net loss and comprehensive loss	-	-	-	(454,944)	(454,944)		(454,944)

Balance, June 30, 2012	37,647,417	$3,765	$576,250	$(802,907)	$(222,892)	$75,964	$(146,928)

Issuance of common shares, consulting services	2,500,000	250	37,250	-	37,500	-	37,500

Dividend	-	-	-	(1,741)	(1,741)	-	(1,741)

Net loss and comprehensive loss	-	-	-	(65,921)	(65,921)	-	(65,921)

Balance, September 30, 2012	40,147,417	$4,015	$613,500	$(870,569)	$(253,054)	$75,964	$(177,090)

The accompanying notes are an integral part of these financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows

Stated in Canadian dollars
	3 months ended September 30, 2012	3 months ended September 30, 2011	From inception (December 9, 2009) to September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities
Net loss for period	$(65,921)	$(30,940)	$(858,771)
Share-based payment for consulting expenses	22,292	-	149,792
Depreciation	9,728	10,738	112,214
Loss on change in fair value of embedded derivative	1,734	-	38,090
Gain on sale of property and equipment	-	-	(2,094)
Changes in non-cash working capital balances
Sales tax and other receivable	743	3,589	(29)
Accounts payable and accrued liabilities	17,612	(5,639)	31,393

Net cash provided by (used in) operating activities	(6,995)	(22,252)	(522,588)

Financing activities
Issuance of capital stock	-	2,250	268,662
Issuance of preferred shares, net	-	-	75,964
Advance from related parties	(13,935)	13,500	170,133
Convertible promissory notes	-	-	79,218

Net cash provided by (used in) financing activities	(13,935)	15,750	593,977

Investing activities
Purchase of mineral properties	-	(10,500)	(33,184)
Purchase of equipment	-	-	(42,165)
Sale of equipment	-	-	13,650

Net cash proved by (used in) investing activities	-	(10,500)	(61,699)

Increase (decrease) in cash and cash equivalents during the period	(20,930)	(17,002)	9,690
Cash and cash equivalents, beginning of the period	30,620	29,833	-

Cash and cash equivalents, end of the period	$9,690	$12,831	$9,690

Supplemental cash flow information
Non-cash activities
- 18,000,000 shares issued for equipment of $173,841 and $2 for mineral rights	$-	$-	$173,843
- 333,667 shares issued for McDame property	$-	$-	$10,012
- 3,400,000 shares issued for consulting services	$-	$-	$127,500
- 2,500,000 shares issued for consulting services	$37,500	$-	$-

The accompanying notes are an integral part of these financial statements

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three month period ended September 30, 2012
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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2012, the Company had not yet achieved profitable operations and has accumulated losses of $870,569 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The unaudited condensed financial statements included herein have been prepared by Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012 filed with the SEC on November 1, 2012. The results of operations for the three month ended September 30, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending July 21, 2013.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three month period ended September 30, 2012
Stated in Canadian dollars

Note 2 – Adoption of Accounting Policies

i)	ASU 2011-04

On July 1, 2012 the Company adopted the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The adoption of the new standard did not have a material impact on the Company’s fair value measurements, financial condition, results of operations or cash flows as the Company’s financial instrument’s carrying values approximate fair value due to the short term maturities.

ii)	ASU 2011-05

On July 1, 2012 the Company adopted, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.

Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments.  The adoption of this Standard did not have a material impact on the Company’s financial statements.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three month period ended September 30, 2012
Stated in Canadian dollars

Note 3 – Mineral Properties

During the three months period ended September 30, 2012, the Company did not make any payment in relations to mineral claims (2011 - $10,500).

Note 4 – Due to Related Parties

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

During the three month period ended September 30, 2012, the Company incurred an expense of $10,500 (2011 - $3,500) for management and consulting expense to a company with common officers, of this amount $9,250 is included in accounts payable and accrued liabilities at September 30, 2012 (June 30, 2012 - $14,000).

Note 5 – Convertible Promissory Notes

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

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at September 30, 2012 was $117,308 (June 30, 2012 - $115,574). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three month period ended September 30, 2012
Stated in Canadian dollars

The fair value of the embedded derivative was estimated using the Black-Scholes pricing model based on the following assumptions:

	Issue date	September 30, 2012

Risk free rate	0.25%	0.32%
Expected volatility	276% - 289%	404%
Expected life	0.75	0.29
Dividends	-	-

Note 6 - Capital Stock

On July 23, 2012, the Company issued 2,500,000 common stocks in lieu of cash payment for consulting services valued at $37,500.

As of September 30, 2012, there are no share options or warrants outstanding.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2012 which are included herein.

Three month periods ending September 30, 2012 and September 30, 2011 and from December 9, 2009 (inception) to September 30, 2012

				Cumulative
				From
	Three	Three		December 9,
	Months	Months		2009
	Ended	Ended		(Inception) to
	September 30,	September 30,		September 30,
	2012	2011		2012

Revenues	$ Nil	$	Nil	$ Nil
Expenses	$(79,410)		$(30,940)	$(822,585)
Foreign exchange loss	$ Nil	$	Nil	$(313)
Gain on sale of equipment	$ Nil	$	Nil	$2,094
Loss on change in fair value of embedded derivative	$(1,734)	$	Nil	$(38,090)
Interest income	$15	$	Nil	$123
Net Loss	$(65,921)		$(30,940)	$(858,771)

Expenses

Our operating expenses for the three month periods ended September 30, 2012 and 2011 and from December 9, 2009 (inception) to September 30, 2012 are outlined in the table below:

			Cumulative
			From
	Three	Three	December 9,
	Months	Months	2009
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012

Administration fees	$3,150	$1,575	$56,850
Consulting fees	$32,792	$468	$242,711
Depreciation	$9,728	$10,738	$112,214
Professional fees	$4,893	$2,169	$74,737
Office and general	$11,802	$15,930	$297,776
Travel expenses	$1,000	$60	$31,480

Operating expenses for the three months ended September 30, 2012 were $79,410 compared with $30,940 for the three month period ended September 30, 2011. Operating expenses from December 9, 2009 (inception) to September 30, 2012 were $822,585.

Net Loss

For the three months ended September 30, 2012 we incurred a net loss of $65,921 as compared to $30,940 for the same period in 2011. Our net loss from December 9, 2009 (inception) to September 30, 2012 was $858,771.

Lack of Revenues

We have limited operational history. From our inception on December 9, 2009 to September 30, 2012 we did not generate any revenues. As a mineral exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Liquidity and Capital Resources

Working Capital
	At	At
	September 30,	June 30,	Percentage
	2012	2012	Increase/(Decrease)

Current Assets	$24,928	$31,392	(20.59)%
Current Liabilities	$337,449	$323,480	4.14%
Working Capital	$(312,521)	$(292,088)	6.54%

Cash Flows
			Cumulative
			From
			December 9,
	Three Months	Three Months	2009
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012

Net Cash Provided by (Used in) Operating Activities	$(6,995)	$(22,252)	$(522,588)
Net Cash Provided by (Used in) Financing Activities	$(13,935)	$15,750	$593,997
Net Cash Provided by (Used In) Investing Activities	$ Nil	$(10,500)	$(61,699)
Net Increase (Decrease) In Cash During The Period	$(20,930)	$(17,002)	$9,690

As of September 30, 2012 we had $9,691 in cash and cash equivalents, current assets of $24,928, current liabilities of $337,449 and working capital deficit of $312,521. As of June 30, 2012 we had current assets of $31,392 and current liabilities of $323,480 and working capital deficit of $292,088.

During the three month period ended September 30, 2012 we spent net cash of $6,995 on operating activities compared to $22,252 for the three month period ended September 30, 2011 and $522,588 cumulative from December 9, 2009 (inception) to September 30, 2012.

During the three month period ended September, 2012 we used net cash of $13,935 on financing activities consisting of amounts due to related parties compared to net cash received of $15,750 for the three month period ended September 30, 2011 and $593,997 cumulative from December 9, 2009 (inception) to September 30, 2012.

During the three month period ended September 30, 2012 we spent $Nil on investing activities compared to $10,500 for the three month period ended September 30, 2011 and $61,699 cumulative from December 9, 2009 (inception) to September 30, 2012 in the form of purchases of equipment and payments on mineral properties.

During the three month period ended September 30, 2012 we experienced a $20,929 net decrease in cash.

We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning October 2012) will be approximately $225,000 as described in the table below. The estimates were prepared by John Hope, our president, chief executive officer and director, and take into consideration our disclosed plan to carry out explorations on the McDame property, which will include payment of fees to employees as well as consultants. The estimates were prepared based on prevailing labour and equipment costs and exploration standards in the Canadian mining industry. The estimates are based on Mr. Hope’s personal analysis and not on third party statistics or evidence. The estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Fair Value Measurement

On July 1, 2012 our company adopted the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The adoption of the new standard did not have a material impact on our company’s fair value measurements, financial condition, results of operations or cash flows as our company’s financial instrument’s carrying values approximate fair value due to the short term maturities.

Comprehensive Income

On July 1, 2012 our company adopted, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The objective of this amendment is to increase the prominence of other comprehensive income in the financial statements. The amendments require entities to report components of net income and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.

Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which deferred the specific requirements related to the presentation of reclassification adjustments.  The adoption of this Standard did not have a material impact on our company’s financial statements.

ITEM 3.	QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 23, 2012, we issued 2,500,000 common stocks in lieu of cash payment for consulting services valued at $37,500. These shares were issued pursuant to an exemption from the registration requirements provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibit Number	Description

(3)	(i) Articles of Incorporation; (ii) By-laws

3.1	Articles of Incorporation of Golden Global Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.2	Certificate of Correction filed with the Nevada Secretary of State on February 19, 2010. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.3	Bylaws of Golden Global Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

(4)	Instruments Defining the Rights of Security Holders

4.1	Form of Share Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

(10)	Material Contracts

10.1	McDame Asset Purchase Agreement dated May 16, 2010 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).

10.2	Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).

10.3	Addendum to Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (Incorporated by reference to our Registration Statement on Form S- 1/A filed on January 26, 2011).

10.4	Securities Purchase Agreement with Asher Enterprises, Inc., dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)

10.5	Convertible Promissory Note with Asher Enterprises, Inc., dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)

10.6	2012 Employee and Consultant Stock Compensation Plan (Incorporated by reference to our Registration Statement filed on Form S-8 on May 8, 2012)

(21)	Subsidiaries of the Registrant

21.1	Golden Global Mining Corporation (an Alberta, Canada corporation)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification filed pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

GOLDEN GLOBAL CORP.
(Registrant)

Date: November 7, 2012	By:	/s/ John Robert Hope
John Robert Hope
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)