Form 10-Q
period 2012-12-31
GOLDEN GLOBAL CORP.
filed 2013-02-14
CIK 1502555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-54528

GOLDEN GLOBAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

394 – 5348 Vegas Drive, Las Vegas, Nevada	702-472-8844
(Address of principal executive offices)	(Zip Code)

(780) 443-4652
(Registrant’s telephone number, including area code)

17412 105 Avenue NW, Suite 201, Edmonton, Alberta, Canada, T5S 1G4
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act  ☑ YES  ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES  ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

43,970,650 common shares issued and outstanding as of February 14, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our consolidated unaudited interim financial statements for the three and six month periods ended December 31, 2012 form part of this quarterly report. They are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States generally accepted accounting principles.

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
Stated in Canadian dollars

	December 31, 2012 (Unaudited)	June 30, 2012
ASSETS

Current
Cash and cash equivalents	$6,910	$30,620
Sales tax and other receivable	29	772

Total current assets	6,939	31,392

Property and equipment
Property and Equipment (Note 3)	82,507	101,964
Mineral properties, unproven (Note 6)	20,012	43,196

Total property and equipment	102,519	145,160

Total Assets	$109,458	$176,552

LIABILITIES

Current
Accounts payable and accrued liabilities	$42,986	$13,781
Due to related parties (Note 5)	171,266	184,068
Fair value of embedded derivative (Note 6)	127,619	115,574
Dividend payable	13,539	10,057

Total Liabilities	355,410	323,480
Going concern (Note 1)

STOCKHOLDERS' EQUITY

Capital Stock (Note 7)
Authorized:
75,000,000 with a par value of $0.0001
Outstanding but not issued
46,113,507 common stock (2012 - 37,647,417) (Note 7)	4,612	3,765
Additional paid in capital	625,798	576,250
Deficit accumulated during the exploration stage	(952,326)	(802,907)

	(321,916)	(222,892)
Equity attributable to noncontrolling interest	75,964	75,964
Total Stockholders' Equity	(245,952)	(146,928)

Total Liabilities and Stockholders' Equity	$109,458	$176,552

The accompanying notes are an integral part of these interim financial statements

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
Stated in Canadian dollars

	3 months ended December 31, 2012	3 months ended December 31, 2011	6 months ended December 31, 2012	6 months ended December 31, 2011	From inception (December 9, 2009) to December 31, 2012

Expenses
Administration fees	$3,150	$3,150	$6,300	$4,725	$60,000
Consulting fees	15,208	13,140	48,000	13,608	257,919
Depreciation	9,729	10,737	19,457	21,475	121,943
Professional fees	5,928	8,094	10,821	10,263	86,645
Office and general	9,423	17,558	22,062	33,488	308,036
Travel expenses	-	30	1,000	90	31,480
	(43,438)	(52,709)	(107,640)	(83,649)	(866,023)

Other items
Foreign exchange loss	-	-	-	-	(313)
Gain on sale of property and equipment	-	-	-	-	2,094
Loss on change in fair value of embedded derivative	(13,394)	-	(15,128)	-	(51,484)
Impairment of assets	(23,184)	-	(23,184)	-	(23,184)
Interest income	-	-	15	-	123

Net loss and comprehensive loss for the period	(80,016)	(52,709)	(145,937)	(83,649)	(938,787)
Preferred shares dividend	(1,741)	(1,741)	(3,482)	(3,482)	(13,539)

Attributed to common stockholders	$(81,757)	$(54,450)	$(149,419)	$(87,131)	$(952,326)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	40,574,988	34,242,417	39,736,304	34,242,797

The accompanying notes are an integral part of these interim financial statements

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Unaudited)
Stated in Canadian dollars

	Common Stock		Additional Paid in	Accumulated	Equity attributable to Golden Global Corp	Equity attributable to noncontrolling
	Shares	Amount	Capital	Deficit	Shareholders	interests	Total Equity

Balance, December 10, 2009 (Inception)	-	$-	$-	$-	$-	$-	$-

Issuance of common shares, cash	15,020,000	1,502	194,948	-	196,450	-	196,450

Issuance of common shares, assets	18,000,000	1,800	172,043	-	173,843	-	173,843

Net loss and comprehensive loss	-	-	-	(45,139)	(45,139)	-	(45,139)

Balance, June 30, 2010	33,020,000	$3,302	$366,991	$(45,139)	$325,154	$-	$325,154

Issuance of common shares, cash	868,750	87	69,875		69,962		69,962

Issuance of common shares, assets	333,667	33	9,977	-	10,010	-	10,010

Issuance of preferred shares, cash	-	-	-	-	-	86,340	86,340

Preferred shares issuing cost	-	-	-	-	-	(10,376)	(10,376)

Dividends	-	-	-	(3,131)	(3,131)	-	(3,131)

Net loss and comprehensive loss	-	-	-	(292,767)	(292,767)	-	(292,767)

Balance, June 30, 2011	34,222,417	$3,422	$446,843	$(341,037)	$109,228	$75,964	$185,192

The accompanying notes are an integral part of these interim financial statements

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)
Stated in Canadian dollars

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration	Equity attributable to Golden Global Corp	Equity attributable to noncontrolling
	Shares	Amount	Capital	Stage	Shareholders	interests	Total Equity

Balance, July 1, 2011	34,222,417	$3,422	$446,843	$(341,037)	$109,228	$75,964	$185,192

Issuance of common shares, cash	25,000	3	2,247	-	2,250	-	2,250

Issuance of common shares, consulting services	3,400,000	340	127,160	-	127,500	-	127,500

Dividend	-	-	-	(6,926)	(6,926)	-	(6,926)

Net loss and comprehensive loss	-	-	-	(454,944)	(454,944)		(454,944)

Balance, June 30, 2012	37,647,417	$3,765	$576,250	$(802,907)	$(222,892)	$75,964	$(146,928)

Issuance of common shares, consulting services	2,500,000	250	37,250	-	37,500	-	37,500

Issuance of common shares, note conversion	5,966,090	597	12,298	-	12,895	-	12,895

Dividend	-	-	-	(3,482)	(3,482)	-	(3,482)

Net loss and comprehensive loss	-	-	-	(145,937)	(145,937)	-	(145,937)

Balance, December 31, 2012	46,113,507	$4,612	$625,798	$(952,326)	$(321,916)	$75,964	$(245,952)

The accompanying notes are an integral part of these interim financial statements

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
Stated in Canadian dollars

	6 months ended December 31, 2012	6 months ended December 31, 2011	From inception (December 9, 2009) to December 31, 2012
Operating activities
Net loss for period	$(145,937)	$(87,131)	$(938,787)
Share-based payment for consulting expenses	37,500	-	165,000
Depreciation	19,457	21,475	121,943
Loss on change in fair value of embedded derivative	15,128	-	51,484
Gain on sale of property and equipment			(2,094)
Impairment of assets	23,184	-	23,184
Changes in non-cash working capital balances
Sales tax and other receivable	743	2,908	(29)
Accounts payable and accrued liabilities	29,205	25,760	42,986
Net cash used in operating activities	(20,720)	(36,988)	(536,313)

Financing activities
Issuance of capital stock	595	2,250	269,257
Issuance of preferred shares, net	-	-	75,964
Advance from related parties	(12,802)	29,095	171,266
Convertible promissory notes	9,217	-	88,435
Net cash proved by (used in) financing activities	(2,990)	31,345	604,922

Investing activities
Purchase of mineral properties	-	(17,840)	(33,184)
Purchase of equipment	-	-	(42,165)
Sale of equipment	-	-	13,650
Net cash used in investing activities	-	(17,840)	(61,699)

Increase (decrease) in cash and cash equivalents during the period	(23,710)	(23,483)	6,910
Cash and cash equivalents, beginning of the period	30,620	29,833	-
Cash and cash equivalents, end of the period	$6,910	$6,350	$6,910

Supplemental cash flow information

Non-cash financing activities
- 18,000,000 shares issued for equipment of
$173,841 and $2 for mineral rights	$-	$-	$173,843
- 333,667 shares issued for McDame property	$-	$-	$10,012
- 3,400,000 shares issued for consulting services	$-	$-	$127,500
- 2,500,000 shares issued for consulting services	$37,500	$-	$-
- Income taxes paid	$-	$-	$-
- Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the six month period ended December 31, 2012
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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2012, the Company had not yet achieved profitable operations and has accumulated losses of $952,326 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The unaudited condensed financial statements included herein have been prepared by Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC. The results of operations for the six months ended December 31, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending June 30, 2013.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the six month period ended December 31, 2012
Stated in Canadian dollars

Note 2 – Adoption of Accounting Policies

i)	ASU 2011-04

On July 1, 2012 the Company adopted the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The adoption of the new standard did not have a material impact on the Company’s fair value measurements, financial condition, results of operations or cash flows as the Company’s financial instrument’s carrying values approximate fair value due to the short term maturities.

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

Note 3 – Mineral Properties

During the six months period ended December 31, 2012, the Company did not make any payment in relations to mineral claims (2011 - $17,840).

During the six months ended December 31, 2012, the Company had decided to abandon the Thibert Creek property which has resulted in an impairment loss of $23,184.

Note 4 – Due to Related Parties

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

During the six month period ended December 31, 2012, the Company incurred an expense of $10,500 (2011 - $14,000) for management and consulting expense to a company with common officers.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the six month period ended December 31, 2012
Stated in Canadian dollars

Note 5 – Convertible Promissory Notes

On March 14, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$37,500 (C$37,256). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of December 19, 2012. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion.  During the quarter ended December 31, 2012, a partial conversion of US$12,300 has been recorded and 5,966,090 shares of the Company’s common stock has been issued as a result of the conversion.  As the maturity date has passed, the Company and the lender are currently negotiating a revised maturity date and repayment terms.

On May 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,500 (C$42,037). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of February 4, 2013. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion. As the maturity date has passed, the Company and the lender are currently negotiating a revised maturity date and repayment terms.

On November 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$9,250 (C$9,217). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of August 6, 2013. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to forty percent at the market price during the 10 trading days prior to the conversion.

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at December 31, 2012 was $127,619 (June 30, 2012 - $115,574). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet.

Note 6 - Capital Stock

On July 23, 2012, the Company issued 2,500,000 common stocks in lieu of cash payment for consulting services valued at $37,500.

During the quarter ended December 31, 2012, the Company issued 5,966,090 shares of common stock as a result of the partial conversion of US$12,300 of the unsecured promissory note dated March 14, 2012.

As of December 31, 2012, there are no share options or warrants outstanding.

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

On January 17, 2013, we sold our Derocker processing plant located at our Deepe Creek property to Ryan Technologies Inc. for $45,000 plus taxes.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the periods ended October 31, 2012 and 2011 which are included herein.

Three and six month periods ending December 31, 2012 and December 31, 2011 and from December 9, 2009 (inception) to December 31, 2012.

							Cumulative
							From
	Three	Three		Six	Six		December 9,
	Months	Months		Months	Months		2009
	Ended	Ended		Ended	Ended		(Inception) to
	December 31,	December 31,		December 31,	December 31,		December 31,
	2012	2011		2012	2011		2012
Revenues	$ Nil	$	Nil	$ Nil	$	$Nil	$ Nil
Expenses	$(43,438)		$(52,709)	$(107,640)		$(83,649)	$(866,023)
Foreign exchange loss	$ Nil	$	Nil	$ Nil	$	Nil	$(313)
Gain on sale of equipment	$ Nil	$	Nil	$ $Nil	$	Nil	$2,094
Loss on change in fair value of embedded derivative	$(13,394)	$	Nil	$(15,128)	$	Nil	$(51,484)
Interest income	$ Nil	$	Nil	$15	$	Nil	$123
Net Loss	$(80,016)		$(52,709)	$(145,937)		$(83,649)	$(938,787)

Expenses

Our operating expenses for the three and six month periods ended December 31, 2012 and 2011 and from December 9, 2009 (inception) to December 31, 2012 are outlined in the table below:

					Cumulative
					From
	Three	Three	Six	Six	December 9,
	Months	Months	Months	Months	2009
	Ended	Ended	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011	2012
Administration fees	$3,150	$3,150	6,300	4,725	$60,000
Consulting fees	$15,208	$13,240	48,000	13,608	$257,919
Depreciation	$9,729	$10,737	19,457	21,475	$121,943
Professional fees	$5,928	$8,094	10,821	10,263	$86,645
Office and general	$9,424	$17,558	22,062	33,488	$308,036
Travel expenses	$ Nil	$30	1,000	90	$31,480

Operating expenses for the three months ended December 31, 2012 were $43,438 compared with $52,709 for the three month period ended December 31, 2011.  Operating expenses for the six months ended December 31, 2012 were $107,640 compared with $83,649 for the six month period ended December 31, 2011.  Operating expenses from December 9, 2009 (inception) to December 31, 2012 were $866,023.

Net Loss

For the three months ended December 31, 2012 we incurred a net loss of $80,016 as compared to $52,709 for the same period in 2011.  For the six months ended December 31, 2012 we incurred a net loss of $145,937 as compared to $83,649 for the same period in 2011.  Our net loss from December 9, 2009 (inception) to December 31, 2012 was $938,787.

Lack of Revenues

We have limited operational history. From our inception on December 9, 2009 to December 31, 2012 we did not generate any revenues. As a mineral exploration company, we anticipate that we will incur substantial losses for the foreseeable future and do not believe we will be able generate revenues during the next 12 months.

Liquidity and Capital Resources

Working Capital
	At December 31, 2012	At June 30, 2012
			Percentage
			Increase/(Decrease)

Current Assets	$6,939	$31,392	(78)%
Current Liabilities	$355,410	$323,480	9%
Working Capital	$(348,471)	$(292,088)	16%

Cash Flows
			Cumulative
			From
			December 9,
	Six Months	Six Months	2009
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012

Net Cash Provided by (Used in) Operating Activities	$(20,720)	$(36,988)	$(536,313)
Net Cash Provided by (Used in) Financing Activities	$(2,990)	$31,345	$604,922
Net Cash Provided by (Used In) Investing Activities	$ Nil	$(17,840)	$(61,699)
Net Increase (Decrease) In Cash During The Period	$(23,710)	$(23,483)	$6,910

As of December 31, 2012 we had $6,910 in cash and cash equivalents, current assets of $6,939, current liabilities of $355,410 and working capital deficit of $348,471. As of June 30, 2012 we had current assets of $31,392 and current liabilities of $323,480 and working capital deficit of $292,088.

During the six month period ended December 31, 2012 we spent net cash of $20,720 on operating activities compared to $36,988 for the six month period ended December 31, 2011 and $536,313 cumulative from December 9, 2009 (inception) to December 31, 2012.

During the six month period ended December 31, 2012 we used net cash of $2,990 on financing activities consisting of accounts payable and accrued liabilities, amounts due to related parties, fair value of embedded derivative and dividend payable compared to net cash received of $31,345 for the six month period ended December 31, 2011 and $604,922 cumulative from December 9, 2009 (inception) to December 31, 2012.

During the six month period ended December 31, 2012 we spent $Nil on investing activities compared to $17,840 for the six month period ended December 31, 2011 and $61,699 cumulative from December 9, 2009 (inception) to September December 31, 2012.

During the six month period ended December 31, 2012 we experienced a $23,710 net decrease in cash.

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

Under Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending June 30, 2013. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management’s time and attention from revenue-generating activities to compliance activities. While we expect to expend significant resources to complete this important project, we may not be able to achieve our objective on a timely basis.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Effective November 1, 2012, Raja Arian Abbasi resigned as vice president of operations and director of our company.  Mr. Abbasi’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.  Also effective November 1, 2012, we decreased the number of directors on our board of directors to one.  Our board of directors consists solely of John Robert Hope.

On August 2, 2012, we received a Cease Trade Order (the “CTO”) from the Alberta Columbia Securities Commission (“ASC”). Pursuant to the CTO, the Director, Corporate Finance of the ASC ordered that trading in the securities of the Registrant cease in the province of Alberta until (i) the Registrant satisfies certain filing requirements in Alberta that are specifically set forth in the CTO, and (ii) the Director, Corporate Finance of the ASC issues an order revoking the CTO.

The CTO affects only the issuance and trading of the Registrant’s securities in the province of Alberta. The Registrant’s securities may still be traded outside of Alberta.

The Registrant has been working in cooperation with the ASC since the issuance of the CTO to file the required documents and to secure the revocation of the CTO.

ITEM 6.  EXHIBITS

Exhibit Number	Description

(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation of Golden Global Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.2	Certificate of Correction filed with the Nevada Secretary of State on February 19, 2010. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.3	Bylaws of Golden Global Corp. (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
(4)	Instruments Defining the Rights of Security Holders
4.1	Form of Share Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
(10)	Material Contracts
10.1	McDame Asset Purchase Agreement dated May 16, 2010 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).
10.2	Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).
10.3	Addendum to Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (Incorporated by reference to our Registration Statement on Form S- 1/A filed on January 26, 2011).
10.4	Securities Purchase Agreement with Asher Enterprises, Inc., dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.5	Convertible Promissory Note with Asher Enterprises, Inc., dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.6	2012 Employee and Consultant Stock Compensation Plan (Incorporated by reference to our Registration Statement filed on Form S-8 on May 8, 2012)
10.7*	Alberta Securities Commission Cease Trade Order
10.8*	Bill of Sale with Ryan Technologies Inc. dated January 17, 2013
(21)	Subsidiaries of the Registrant
21.1	Golden Global Mining Corporation (an Alberta, Canada corporation)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

GOLDEN GLOBAL CORP.
(Registrant)

Date: February 14, 2013	By:	/s/ John Robert Hope
John Robert Hope
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)