Form 10-Q/A
period 2012-12-31
GOLDEN GLOBAL CORP.
filed 2013-02-20
CIK 1502555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment #1
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-54528

GOLDEN GLOBAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#94 – 5348 Vegas Drive, Las Vegas, Nevada	702-472-8844
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note: Our company is filing this Form 10-Q/A for the period ended December 31, 2012 to include a revision to the cover page of the Form 10-Q to correct an error in the address of our company and to indicate that our company is not a “Shell Company” and was a not a “Shell Company” at the date of filing the Form 10-Q. The above described changes had no affect on our company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on December 21, 2011, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

GOLDEN GLOBAL CORP.
(Registrant)

Date: February 20, 2013	By:	/s/ John Robert Hope
John Robert Hope
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)