Form 10-Q
period 2013-03-31
GOLDEN GLOBAL CORP.
filed 2013-09-23
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Commission File Number:  000-54528

GOLDEN GLOBAL CORP

(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#94 – 5348 Vegas Drive

Las Vegas, NV 89108-2347

(Address of principal executive offices)

(702) 472-8844

(Registrant’s Telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15◊ of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒

Yes

☐

No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “Accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐

Yes

☒

No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 19, 2013, there were 46,113,507 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Balance Sheets
Stated in Canadian dollars
	March 31, 2013 (Unaudited)	June 30, 2012
ASSETS

Current
Cash and cash equivalents	$ 25,771	$ 30,620
Sales tax and other receivable	29	772

Total current assets	25,800	31,392

Property and equipment
Property and Equipment	58,000	101,964
Mineral properties, unproven (Note 3)	20,012	43,196

Total property and equipment	78,012	145,160

Total Assets	$ 103,812	$ 176,552

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 36,184	$ 13,781
Due to related parties (Note 4)	170,458	184,068
Fair value of embedded derivative (Note 5)	91,833	115,574
Dividend payable	15,242	10,057

Total Liabilities	313,717	323,480
Going concern (Note 1)

STOCKHOLDERS' EQUITY

Capital Stock (Note 6)
Authorized:
75,000,000 with a par value of $0.0001
Outstanding but not issued
46,113,507 common stock (2012 - 37,647,417)	4,612	3,765
Additional paid in capital	625,798	576,250
Deficit accumulated during the exploration stage	(916,279)	(802,907)

	(285,869)	(222,892)
Equity attributable to non-controlling interest	75,964	75,964
Total Stockholders' Equity	(209,905)	(146,928)

Total Liabilities and Stockholders' Equity	$ 103,812	$ 176,552

The accompanying notes are an integral part of these interim financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Operations
(Unaudited)
Stated in Canadian dollars
	3 months ended March 31, 2013	3 months ended March 31, 2012	9 months ended March 31, 2013	9 months ended March 31, 2012	From inception (December 9, 2009) to March 31, 2013

Expenses
Administration fees	$ -	$ 3,150	$ 6,300	$ 7,875	$ 60,000
Consulting fees	-	-	48,000	13,608	257,919
Depreciation	8,016	10,681	27,473	32,156	129,959
Professional fees	8,394	8,496	19,215	18,759	95,039
Office and general	10,177	41,903	32,239	78,318	318,213
Travel expenses	-	-	1,000	90	31,480
	(26,587)	(64,230)	(134,227)	(150,806)	(892,610)

Other items
Foreign exchange loss	(16)	(445)	(16)	(445)	(329)
Gain on sale of property and equipment	28,509	65	28,509	65	30,603
Gain / (Loss) on change in fair value of embedded derivative	35,786		20,658	-	(15,698)
Impairment of assets	-	-	(23,184)	-	(23,184)
Interest income	58	-	73	-	181

Net income (loss) and comprehensive income (loss) for the period	37,750	(64,610)	(108,187)	(151,186)	(901,037)
Preferred shares dividend	(1,703)	(1,722)	(5,185)	(5,204)	(15,242)

Attributed to common stockholders	$ 36,047	$ (66,332)	$(113,372)	$(156,390)	$(916,279)

Basic and diluted income (loss) per share	$ 0.001	$ (0.002)	$ (0.002)	$ (0.005)

Weighted average number of shares outstanding	41,913,896	34,237,906	46,113,507	34,237,906

The accompanying notes are an integral part of these interim financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Stockholders' Equity (Unaudited)
Stated in Canadian dollars

			Additional Paid in Capital	Accumulated Deficit	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, December 10, 2009 (Inception)	-	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of common shares, cash	15,020,000	1,502	194,948	-	196,450	-	196,450

Issuance of common shares, assets	18,000,000	1,800	172,043	-	173,843	-	173,843

Net loss and comprehensive loss	-	-	-	(45,139)	(45,139)	-	(45,139)

Balance, June 30, 2010	33,020,000	$ 3,302	$ 366,991	$ (45,139)	$ 325,154	$ -	$ 325,154

Issuance of common shares, cash	868,750	87	69,875		69,962		69,962

Issuance of common shares, assets	333,667	33	9,977	-	10,010	-	10,010

Issuance of preferred shares, cash	-	-	-	-	-	86,340	86,340

Preferred shares issuing cost	-	-	-	-	-	(10,376)	(10,376)

Dividends	-	-	-	(3,131)	(3,131)	-	(3,131)

Net loss and comprehensive loss	-	-	-	(292,767)	(292,767)	-	(292,767)

Balance, June 30, 2011	34,222,417	$ 3,422	$ 446,843	$ (341,037)	$ 109,228	$ 75,964	$ 185,192

The accompanying notes are an integral part of these interim financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Stockholders' Equity
(Unaudited)
Stated in Canadian dollars

			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, July 1, 2011	34,222,417	$ 3,422	$ 446,843	$ (341,037)	$ 109,228	$ 75,964	$ 185,192

Issuance of common shares, cash	25,000	3	2,247	-	2,250	-	2,250

Issuance of common shares, consulting services	3,400,000	340	127,160	-	127,500	-	127,500

Dividend	-	-	-	(6,926)	(6,926)	-	(6,926)

Net loss and comprehensive loss	-	-	-	(454,944)	(454,944)		(454,944)

Balance, June 30, 2012	37,647,417	$ 3,765	$ 576,250	$ (802,907)	$ (222,892)	$ 75,964	$ (146,928)

Issuance of common shares, consulting services	2,500,000	250	37,250	-	37,500	-	37,500

Issuance of common shares, note conversion	5,966,090	597	12,298	-	12,895	-	12,895

Dividend	-	-	-	(5,185)	(5,185)	-	(5,185)

Net loss and comprehensive loss	-	-	-	(108,187)	(108,187)	-	(108,187)

Balance, March 31, 2013	46,113,507	$ 4,612	$ 625,798	$ (916,279)	$ (285,869)	$ 75,964	$ (209,905)

The accompanying notes are an integral part of these interim financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Cash Flows
(Unaudited)
Stated in Canadian dollars
	9 months ended March 31, 2013	9 months ended March 31, 2012	From inception (December 9, 2009) to March 31, 2013
Operating activities
Net loss for period	$ (108,187)	$ (151,186)	$ (901,037)
Share-based payment for consulting expenses	37,500	-	165,000
Depreciation	27,473	32,156	129,959
Gain / (Loss) on change in fair value of embedded derivative	(20,063)	-	15,698
Gain on sale of property and equipment	(28,509)	(65)	(30,603)
Impairment of assets	23,184	-	23,184
Changes in non-cash working capital balances
Sales tax and other receivable	743	2,988	(29)
Accounts payable and accrued liabilities	22,403	10,374	36,184
Net cash used in operating activities	(45,456)	(105,733)	(561,644)

Financing activities
Issuance of capital stock	-	2,250	269,257
Issuance of preferred shares, net	-	-	75,964
Dividends to non-controlling interest	-	(5,204)	-
Advance from (payment to) related parties	(13,610)	100,827	170,458
Convertible promissory notes	9,217	37,181	88,435
Net cash proved by (used in) financing activities	(4,393)	135,054	604,114

Investing activities
Purchase of mineral properties	-	(17,840)	(33,184)
Purchase of equipment	-	-	(42,165)
Sale of equipment	45,000	2,500	58,650
Net cash used in (provided by) investing activities	45,000	(15,340)	(16,699)

Increase (decrease) in cash and cash equivalents during the period	(4,849)	13,981	25,771
Cash and cash equivalents, beginning of the period	30,620	29,833	-
Cash and cash equivalents, end of the period	$ 25,771	$ 43,814	$ 25,771

Supplemental cash flow information
- 18,333,6667 shares issued for property and equipment	$ -	$ -	$ 183,855
- 3,400,000 shares issued for consulting services	$ -	$ -	$ 127,500
- 2,500,000 shares issued for consulting services	$ 37,500	$ -	$ 37,500
- Income taxes paid	$ -	$ -	$ -
- Interest paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine month period ended March 31, 2013

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2013, the Company had not yet achieved profitable operations and has accumulated losses of $916,279 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The unaudited condensed financial statements included herein have been prepared by Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC. The results of operations for the nine months ended March 31, 2013 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending June 30, 2013.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine month period ended March 31, 2013

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

Recent Accounting Pronouncements not yet Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  ASU 2011-11 requires that an entity disclosure information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013.  The Company is currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on the disclosures in the financial statements.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine month period ended March 31, 2013

Stated in Canadian dollars

Note 3 – Mineral Properties

During the nine months period ended March 31, 2013, the Company did not make any payment in relations to mineral claims (2012 - $17,840).

During the period ended March 31, 2012, the Company had decided to abandon the Thibert Creek property which has resulted in an impairment loss of $23,184.

Note 4 – Due to Related Parties

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

During the nine month period ended March 31, 2013, the Company incurred an expense of $10,500 (2011 - $14,000) for management and consulting expense to a company with common officers.

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

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine month period ended March 31, 2013

Stated in Canadian dollars

Note 5 – Convertible Promissory Notes (continued)

functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at March 31, 2013 was $91,833 (June 30, 2012 - $115,574). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet.

As at March 31, 2013, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $4,657 (June 30, 2012 - $1,454).

Note 6 - Capital Stock

On July 23, 2012, the Company issued 2,500,000 common stocks in lieu of cash payment for consulting services valued at $37,500.

During the quarter ended December 31, 2012, the Company issued 5,966,090 shares of common stock as a result of the partial conversion of US$12,300 of the unsecured promissory note dated March 14, 2012.

As of March 31, 2013, there are no share options or warrants outstanding.

Note 7 – Subsequent Events

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

Corporate History

We were incorporated on December 9, 2009, under the laws of the State of Nevada. We have a wholly-owned subsidiary, Golden Global Mining Corporation, incorporated under the laws of Alberta. Our principal office is located at # 94, 5348 Vegas Drive, Las Vegas , NV 89108. Our telephone number is (780) 443-4652 for our Canadian office and (713) 502-4230 for our US office. Our fiscal year end is June 30.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are a start-up, exploration stage company. We have only recently begun operations and we rely upon the sale of our securities and debt financing to fund those operations, as we have not generated any revenue.  Our initial plan is to begin mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. The McDame property consists of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term plan is to explore and, if warranted, develop further mining by acquiring other leases. We have a  copper lease in the Democratic Republic of Congo (DRC) which we will explore if we have sufficient capital resources. Our company is also currently in the initial stage of considering whether to obtain property rights for pursuing mining of the rare earth element tantalum in the DRC in Africa.

Due to our limited capital, we have focused on our McDame property and will first be undertaking  preparation activities. If we are successful in raising sufficient capital, we will be ready to start mining as soon as funds are received. Unless we are able to raise additional capital, we will not be able to undertake work on copper and tantalum mining.

As of March 31, 2013, the Company has generated no revenues and has sustained net losses since inception (December 9, 2009) of $901,037.  Our expenses for the three month period ended March 31, 2013, were $26,587, compared to $64,230 for the three month period ended March 31, 2012.  For the nine month period ended March 31, 2013, our expenses totaled $134,227, compared to $150,806 for the same period in 2012.  The decrease in expenses largely occurring during the 3rd quarter ended March 31, 2013 due to a reduction in administrative fees and expenses.

ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

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

ITEM 1A.   RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

The Company is not subject to the mine safety disclosure requirements and other regulatory matters required by Section 1503(1) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

ITEM 5.  OTHER INFORMATION

Our board of directors consists solely of Robert Leyne Lee.

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

Item 6.  Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation	Previously filed
3.2	Bylaws	Previously filed
31	Section 302 Certification	Included
32	Section 906 Certification	Included
101.INS*	XBRL Instance	Included
101.SCH*	XBRL Taxonomy Extension Schema	Included
101.CAL*	XBRL Taxonomy Extension Calculation	Included
101.DEF*	XBRL Taxonomy Extension Definition	Included
101.LAB*	XBRL Taxonomy Extension Labels	Included
101.PRE*	XBRL Taxonomy Extension Presentation	Included

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GLOBAL CORP.

By:
Robert Leyne Lee
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September 20, 2013