Form 10-K
period 2013-06-30
GOLDEN GLOBAL CORP.
filed 2013-10-15
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]
Commission file number 000-54528

GOLDEN GLOBAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

# 94 – 5348 Vegas Drive, Las Vegas, NV	89108-2347
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702) 472-8844

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.   Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☑  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2012 was $290,602.87 based on a $0.0079 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

46,113,507 common shares as of October 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                                                    TABLE OF CONTENTS

PART I

4

ITEM 1.   BUSINESS

4

ITEM 1A.   RISK FACTORS

7

ITEM 1B.  UNRESOLVED STAFF COMMENTS

7

ITEM 2.  PROPERTIES

8

ITEM 3.  LEGAL PROCEEDINGS

17

ITEM 4.   MINE SAFETY DISCLOSURES

17

PART II

18

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  18

ITEM 6.   SELECTED FINANCIAL DATA

18

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  18

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  37

ITEM 9A.  CONTROLS AND PROCEDURES

37

ITEM 9B.   OTHER INFORMATION

38

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

38

ITEM 11.  EXECUTIVE COMPENSATION

40

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  42

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  43

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

44

PART IV

45

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

45

SIGNATURES

46

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

Corporate History

We were incorporated on December 9, 2009, under the laws of the State of Nevada. We have a wholly-owned subsidiary, Golden Global Mining Corporation, incorporated under the laws of the Province of Alberta. Our principal executive offices are located at # 94 – 5348 Vegas Drive, Las Vegas, NV 89106-2347. Our telephone number is (702) 472 8844. The number for our Canadian office is (780) 443 4652 and the direct line for our President and CEO in the US is (713) 502 4230

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are a start up, exploration stage company. We have only recently begun operations and we rely upon the sale of our securities to fund those operations as we have not generated any revenue.  Our top priority is to begin mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. The McDame property consists of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term aim is to explore and, if warranted, develop further mining by acquiring other leases. We have a copper lease in the Democratic Republic of Congo (DRC) which we will explore if we have sufficient capital resources. Our company is also currently in the initial stage of considering whether to obtain property rights for pursuing mining of the rare earth element tantalum in the DRC in Africa.

Due to our limited capital, we have focused on our McDame property, and will first be undertaking preparation activities. If we are successful in raising sufficient capital, we will be ready to start mining as soon as funds are received. Unless we are able to raise additional capital, we will not be able to undertake work on copper and tantalum mining.

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

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable mineral properties or interests will be available for our acquisition, exploration or development.

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

There are significant differences in obtaining a permit for a Placer Mine, like the McDame property, verses a permit to hard rock mine. The necessary permitting to hard rock mine can take as long as three years for the operator to become fully permitted, whereas placer mining operations takes 30 to 90 days. The reason for this is the impact Hard Rock Mining can have on the environment and local communities verses placer mining. There is no dangerous chemicals or emission required or allowed to be used in placer mining and they are a much smaller operation that are usually seasonal compared to hard rock mines that are permanent requiring a large infrastructure.

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

Employees

As of October 12, 2013 we have two full-time employees. Our President and Chief Executive Officer, Chief Financial Officer, treasurer and secretary, Robert Leyne Lee works full time for the company. Our former President and CEO and Director, John Robert Hope, became Director of our wholly owned subsidiary, Golden Global Mining Corporation after he resigned on September 12, 2013, and also serves as Mining Consultant for the company. His position is full time and he is also responsible for all mining activities that the company may undertake in Africa and/or any other countries.

We currently engage independent contractors in the areas of accounting and legal services. Once our financial situation permits we plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services, including at least 3 part time consultants who will each focus on sales and marketing, business development and investor  relations.

Research and Development

We have not spent any amounts on items which have been classified as research and development activities in our financial statements during the last three fiscal years.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide our shareholders and investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any firm arrangements in place for any future equity financing but is constantly working at all avenues available to us to obtain the financing we need.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal executive offices are located at #94 – 5348 Vegas Drive, Las Vegas, NV 89108-2347 and we pay approximately $100.00 per month for the use of this space.  Our telephone number is (702) 472-8844.

McDame Property

Location and Access

The McDame property is located120 kilometers north-northeast of the town of Dease Lake, in the north-central part of British Columbia, Canada and 140 kilometers SSW of the town of Watson Lake, Yukon.  It is situated on NTS map sheets 104P/05 (B.C. claim map 104 P, 023), at Latitude 59 degrees 16’34”N, Longitude 129 degrees 33’44”W, and is entered at UTM coordinates 657000 m N and 465000 m E, using the NAD27, Zone 9 datum point.  The property consists of two Placer leases and two Placer claims which cover a total of approximately 182.7 hectares.

Access to the McDame Property is by a paved all-weather road, British Columbia Highway 37 (Stewart-Cassiar Highway) from Watson Lake, Yukon, a distance of 140 kilometers and approximately a 2 hour drive in good weather.  Chartered flights can be made into the Cassiar airstrip located at coordinates 453738 E, 671429 N.  Commercial air service is available to Dease Lake and Watson Lake.

The McDame property occupies part of an upland plateau ranging between 800-1300 meters above sa level.  Rising above this from 1600 to 2600 meters are the peaks and ridges of the Cassiar mountain range.  Within the plateau is the drainage basin of the Dease River.  McDame Creek is a major component of this system and flows in a general west to east direction.

The climate is characterized by short, warm summers and long, cold winters.  The mining is anticipated to last between May 1 and September 30, depending on weather conditions.

The property has amble water throughout the summer.  Electrical power, if required, can be accessed from Highway 37 or may be negotiated from the local operating mines.  There are only small villages along Highway 37 where some food and accommodation can be found.

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

DUNCAN BAIN CONSULTING LTD.

Ownership Interest

On May 16, 2010, we purchased placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada for a total purchase price of $20,010 (Canadian). The purchase price consisted of an initial $10,000 (Canadian) payment in cash and 167,000 shares of our common stock at a value of $0.03 (Canadian) and a subsequent payment of $5,000 (Canadian) to be paid by November 20, 2010, which we paid via a stock issuance on September 27, 2010. The claims we purchased give us the right to explore, mine and produce all minerals lying on the surface of the property. We are also required to pay annual fees to the province of British Columbia of approximately $600 per year per claim.

After the acquisition of placer claims #362586 and #363240, our former president and chief executive officer, chief financial officer, treasurer and secretary, John Hope, registered two additional placer leases: #776902 and #776862 in the name of our Company. All four claims are physically connected. All claims are now owned directly by us.

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

DUNCAN BAIN CONSULTING LTD.

Plan of Exploration

We conducted initial exploration investigation during the summer and fall of 2010. Ten test pits were dug by our excavator and one cubic yard of material from each pit was processed through our test plant and 2 grams of gold was recovered, equating to .20 grams of gold per cubic yard. In the fall of 2011, our Company rented a D8 caterpillar dozer and cleared a sufficient amount of land of trees to commence its mining operations. We intend to conduct additional exploration on the McDame property in late 2013 or the Spring of 2014, as weather conditions and financing allows. We have allocated $45,000 as a budget for this program, which will involve large scale bulk testing to advance and better define the reserves and grade of the property. This program is a one phase program consisting of an excavator, bulldozer testing plant, geologist, two equipment operators and one laborer for one month. The anticipated program costs are broken down as follows:

Operations	Cost ($)

2 equipment operators	10,000
1 general laborer	3,500
1 Geologist	15,000
Rental fee for a bulldozer	10,000
Fuel and miscellaneous	6,500

Total	45,000

We own a testing plant and excavator which are already on the property, so we will not incur additional costs for these items. This is the projected plan recommended by the Directors and Officers of our company based on cost estimates prepared by John Hope, our former president, chief executive officer, chief financial officer, treasurer and secretary and director who now serves as our Mining Consultant. The estimates were prepared based on prevailing labor and equipment costs and exploration standards in the Canadian mining industry. The estimates are based on Mr. Hope’s personal analysis and not on third party statistics or evidence. Mr. Hope will be supervising the testing program. We anticipate that we will engage Mr. Duncan J. Bain, Ph. D. P. Geo. a graduate of the University of Western Ontario in London, Canada to guide our exploration and development activities as Mr. Bain has been involved in drafting a report on this property for us. Mr. Bain received a Bachelor of Science degree in Geology in 1977, and received a Ph. D. in Geology from the University of Western Ontario in 2010. Mr. Bain is also a Fellow of the Geological Association of Canada, a member of the Prospectors and Developers Association of Canada for more than 20 years, and has practiced continuously as an exploration, development and mine Geologist since graduating in 1977.

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

Term	Definition
Diabase	a mafic, subvolcanic rock equivalent to volcanic basalt
Greenstone	a green igneous rock containing the minerals feldspar and hornblende
Jurassic	The Jurassic Period is a major unit of the geologic timescale that extends from about 199.6 ± 0.6 Ma (million years ago) to 145.4 ± 4.0 Ma, the end of the Triassic to the beginning of the Cretaceous.
Mesozoic	the era of geologic time, 248 million to 65 million years ago, during which dinosaurs, birds, and flowering plants first appeared
Miogeocline	An association chiefly of carbonates, shales, and clean sand-stones, with an absence of volcanics. These sediments are thought to have formed in shallow water on a continental margin.
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

ITEM 4.   MINE SAFETY DISCLOSURES

The Company is not subject to the mine safety disclosure requirements and other regulatory matters required by Section 1503 (1) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC market on their OTCQB tier of fully reporting companies. Our Trading symbol is GLDG.

On October 12, 2013, the list of stockholders for our shares of common stock showed 128 registered stockholders and 46,113, 507 shares of common stock are outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on December 9, 2009. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of June 30, 2013, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2013

Recent Sales of Unregistered Securities

On May 2, 2012, we entered into a securities purchase agreement with Asher. The securities purchase agreement allows an issuance and sale to Asher of an unsecured convertible promissory note in a private transaction with a principal amount of $42,500. The proceeds received from the transaction will be used for general working capital. The convertible promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of February 4, 2013. The principal amount of the convertible promissory note together with interest may be converted into shares of our common stock, par value of $0.0001, at the option of Asher at a conversion price equal to 55% at the market price for the convertible shares during the ten trading days prior to the conversion..  To date, the convertible promissory note has not been repaid or converted in full.

ITEM 6.   SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2013 and June 30, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our consolidated audited financial statements are stated in Canadian Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Not accounting for our working capital deficit of $332,474, we require additional funds of approximately $225,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Results of Operations for the Years Ended June 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2013 and 2013.

Our operating results for the years ended June 30, 2013 and 2012 are summarized as follows:

	Year Ended
	June 30
	2013		2012

Revenue	$	Nil	$	Nil
Operating Expenses		$181,258		$292,790420,454
Net Loss		$(158,639)		$(454,944)

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the year ended June 30, 2013, and June 30, 2011 2012 are outlined in the table below:

	Year Ended
	June 30
	2013	2013

Administration fees	$11,325	$33,975
Consulting fees	$169,912	$21,775
Depreciation	$42,152	$42,95042,152
Professional fees	$43,752	$32,810
Office and general	$47,016	$149,463
Travel expenses	$1,000	$14,792

The decrease in operating expenses for the year ended June 30, 2013, compared to fiscal 2012, was mainly due to decreased administrative and office and general expenses.

Liquidity and Financial Condition

As of June 30, 2013, our total assets were $77,196, our total liabilities were $339,275 and we had working capital deficit of $332,474. Our financial statements report a net loss of $158,639 for the year ended June 30, 2013, and a net loss of $158,639 for the year ended June 30, 2013.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
	At	At
	June 30, 2013	June 30, 201

Net Cash (Used in) Operating Activities	$(65,613)	$(240,483)
Net Cash Provided by (Used In) Investing Activities	$45,000	$(764)
Net Cash Provided by Financing Activities	$(3,225)	$242,034
Cash (decrease) increase during the year	$(23,838)	$787

We had cash in the amount of $30,620 as of June 30, 2013 as compared to $29,833 as of June 30, 2012. We had a working capital deficit of $332,474 as of June 30, 2013 compared to working capital surplus of $292,088 as of June 30, 2012.

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

If we are not able to raise the full $225,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Global Corp. (An Exploration Stage Company):

We have audited the accompanying consolidated balance sheets of Golden Global Corp. and its subsidiary (the "Company") as of June 30, 2013 and 2012, and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Golden Global Corp. and its subsidiary as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years ended June 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, at June 30, 2013, the Company had not yet achieved profitable operations and has accumulated losses of $936,431 since its inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Canada

October 8, 2013

Chartered Accountants

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
Stated in Canadian dollars
	June 30, 2013	June 30, 2012
ASSETS

Current
Cash and cash equivalents	$ 6,782	$ 30,620
Sales tax and other receivable	19	772

Total current assets	6,801	31,392

Property and equipment
Property and Equipment (Note 3)	50,383	101,964
Mineral properties, unproven (Note 6)	20,012	43,196

Total property and equipment	70,395	145,160

Total Assets	$ 77,196	$ 176,552

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 55,936	$ 13,781
Due to related parties (Note 5)	171,031	184,068
Fair value of embedded derivative (Note 6)	95,344	115,574
Dividend payable	16,964	10,057

Total Liabilities	339,275	323,480
Going concern (Note 1)

STOCKHOLDERS' EQUITY

Capital Stock (Note 7)
Authorized:
1,500,000,000 with a par value of $0.0001
Outstanding but not issued
46,113,507 common stock (2012 - 37,647,417) (Note 7)	4,612	3,765
Additional paid in capital	625,798	576,250
Deficit accumulated during the exploration stage	(968,453)	(802,907)

	(338,043)	(222,892)
Equity attributable to noncontrolling interest	75,964	75,964
Total Stockholders' Equity	(262,079)	(146,928)

Total Liabilities and Stockholders' Equity	$ 77,196	$ 176,552

The accompanying notes are an integral part of these financial statements.

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
Stated in Canadian dollars
	For the year ended June 30, 2013	For the year ended June 30, 2012

Expenses
Administration fees	$ 6,300	$ 11,325
Consulting fees	48,000	169,912
Depreciation	35,090	42,152
Professional fees	43,752	32,810
Office and general	47,016	149,463
Travel expenses	1,000	14,792
	(181,158)	(420,454)

Other items
Foreign exchange loss	(3,099)	(313)
Gain on sale of property and equipment	28,509	2,094
Gain / (Loss) on change in fair value of embedded derivative	20,230	(36,356)
Impairment of assets	(23,184)	-
Interest income	63	85

Net loss and comprehensive loss for the period	(158,639)	(454,944)
Preferred shares dividend	(6,907)	(6,926)

Attributed to common stockholders	$ (165,546)	$ (461,870)

Basic and diluted income (loss) per share	$ (0.004)	$ (0.013)

Weighted average number of shares outstanding	44,024,621	34,622,348

The accompanying notes are an integral part of these financial statements.

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Stated in Canadian dollars

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity

	Shares	Amount

Balance, July 1, 2011	34,222,417	$ 3,422	$ 446,843	$ (341,037)	$ 109,228	$ 75,964	$ 185,192

Issuance of common shares, cash	25,000	3	2,247	-	2,250	-	2,250

Issuance of common shares, consulting services	3,400,000	340	127,160	-	127,500	-	127,500

Dividend	-	-	-	(6,926)	(6,926)	-	(6,926)

Net loss and comprehensive loss	-	-	-	(454,944)	(454,944)		(454,944)

Balance, June 30, 2012	37,647,417	$ 3,765	$ 576,250	$ (802,907)	$ (222,892)	$ 75,964	$ (146,928)

Issuance of common shares, consulting services	2,500,000	250	37,250	-	37,500	-	37,500

Issuance of common shares, note conversion	5,966,090	597	12,298	-	12,895	-	12,895

Dividend	-	-	-	(6,907)	(6,907)	-	(6,907)

Net loss and comprehensive loss	-	-	-	(158,639)	(158,639)	-	(158,639)

Balance, June 30, 2013	46,113,507	$ 4,612	$ 625,798	$ (968,453)	$ (338,043)	$ 75,964	$ (262,079)

The accompanying notes are an integral part of these financial statements.

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Stated in Canadian dollars
	For the year ended June 30, 2013	For the year ended June 30, 2012
Operating activities
Net loss for period	$ (158,639)	$ (454,944)
Share-based payment for consulting expenses	37,500	127,500
Depreciation	35,090	42,152
Gain / (Loss) on change in fair value of embedded derivative	(20,230)	36,356
Gain on sale of property and equipment	(28,509)	(2,094)
Foreign exchange loss	3,083	-
Impairment of assets	23,184	-
Changes in non-cash working capital balances
Sales tax and other receivable	753	4,042
Accounts payable and accrued liabilities	42,155	6,505
Net cash used in operating activities	(65,613)	(240,483)

Financing activities
Issuance of capital stock	-	2,250
Issuance of preferred shares, net	-	-
Dividends to noncontrolling interest	-	(6,926)
Advance from related parties	(13,037)	167,492
Convertible promissory notes	9,812	79,218
Net cash proved by (used in) financing activities	(3,225)	242,034

Investing activities
Purchase of mineral properties	-	(13,159)
Purchase of equipment	-	(1,255)
Sale of equipment	45,000	13,650
Net cash used in investing activities	45,000	(764)

Increase (decrease) in cash and cash equivalents during the period	(23,838)	787
Cash and cash equivalents, beginning of the period	30,620	29,833
Cash and cash equivalents, end of the period	$ 6,782	$ 30,620

The accompanying notes are an integral part of these financial statements.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2013, the Company had not yet achieved profitable operations and has accumulated losses of $968,453 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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
For the years ended June 30, 2013 and 2012

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

Level 2 –

inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and,

Level 3 –

unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash and equivalents are measured using level 1 inputs. The fair value of the derivatives embedded in the convertible promissory notes was derived using a valuation model and has been classified as level 3.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

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

The Company measures derivatives embedded in other contracts at fair value and recognizes them in the consolidated balance sheet as an asset or a liability depending on its rights and obligations under the applicable contract. The changes in fair value are recognized on the consolidated statement of operations.

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
For the years ended June 30, 2013 and 2012

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

Convertible Promissory Notes

Convertible promissory notes are accounted for under ASC470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible instruments that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to additional paid-in-capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features.

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
For the years ended June 30, 2013 and 2012

Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (continued)

The embedded conversion derivative liabilities are measured at estimated fair value using the appropriate fair value valuation model. Inherent in these models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. We estimate volatility at the date of issuance, and at each subsequent reporting period, based on historical volatility. The risk-free interest rate is based on the Canadian benchmark bond yield rates. The expected life of the embedded conversion derivative liabilities is assumed to be equivalent to their remaining contractual term. The assumptions used in calculating the estimated fair value of the embedded derivative liabilities represent our best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the embedded derivative liabilities and the change in estimated fair value could be materially different

Management has estimated the current income tax provision based on substantively enacted rates and laws. As the Company has not filed U.S. corporate income tax returns, the amount recorded for the income tax provision could be significantly different when the corporate income tax returns are finalized.

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

Income Taxes

The Company follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

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

Preferred Shares

Golden Global Mining Corporation, the Company’s wholly owned subsidiary, issued preferred shares which have been classified as equity in their financial statements. In these statements, the financial instruments have been classified as non-controlling interests and dividends paid on behalf of the preferred shares have been recorded as a charge against income.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASC 2011-11).  ASC 2011-11 requires that an entity disclosure information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASC 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013.  The Corporation has determined that ASC 2011-11 has no impact to the consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASC 2013-05).  ASC 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  ASC 2013-05 is effective for annual and interim periods beginning after December 15, 2013.  The Corporation is currently assessing the impact of ASC 2013-05 to the consolidated financial statements.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

Stated in Canadian dollars

Note 3 – Property and Equipment

As at June 30, 2013

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,053	$1,292
Mining equipment	148,938	100,166	48,772
Computers	1,063	744	319
	$152,346	$101,963	$50,383

As at June 30, 2012

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$584	$1,761
Mining equipment	191,162	91,490	99,672
Computers	1,063	532	531
	$194,570	$92,606	$101,964

During the year ended June 30, 2013, the Company sold equipment with a total carrying value of $16,491 for proceeds of $45,000 resulting in a gain of $28,509.

Note 4 – Mineral Properties

During the year ended June 30, 2013, the Company did not make any payment in relations to mineral claims (2012 - $21,139). During the year ended June 30, 2014, the Company is required to make a payment of approximately $2,000 (2015 - $nil) in order to renew the lease on their remaining mineral property.

During the period ended December 31, 2012, the Company had decided to abandon the Thibert Creek property which has resulted in an impairment loss of $23,184.

Note 5 – Due to Related Parties

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

During the year ended June 30, 2013, the Company incurred expenses of $56,686 (2012 - $14,000) for management and consulting expenses to companies with common officers. These costs are recorded in consulting fees and office expense.

As at June 30, 2013, $9,250 (2012 - $nil) was outstanding relating to these amounts and is included in accounts payable and accrued liabilities.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

Stated in Canadian dollars

Note 6 – Convertible Promissory Notes

On March 14, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$37,500 (C$37,256). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of December 19, 2012.  The principal amount of this promissory note, together with interest, may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion.  During the quarter ended December 31, 2012, a partial conversion of US$12,300 has been recorded and 5,966,090 shares of the Company’s common stock has been issued as a result of the conversion.  As the maturity date has passed, the Company and the lender are currently negotiating a revised maturity date and repayment terms.

On May 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,500 (C$42,037). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of February 4, 2013. The principal amount of this promissory note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion. As the maturity date has passed, the Company and the lender are currently negotiating a revised maturity date and repayment terms.

On November 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$9,250 (C$9,217). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of August 6, 2013. The principal amount of this promissory note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to forty percent at the market price during the 10 trading days prior to the conversion.

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at June 30, 2013 was $95,344 (June 30, 2012 - $115,574). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet.

As at June 30, 2013, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $4,657 (June 30, 2012 - $1,454).

The fair value of the embedded derivative was estimated using the Black-Scholes pricing model based on the following assumptions:

	Issue date	June 30, 2013
Risk free rate	0.25%	0.83%
Expected volatility	276% - 289%	376% - 491%
Expected life	0.75	0.6
Dividends	-	-

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

Stated in Canadian dollars

Note 7 - Capital Stock

On August 4, 2011, the Company issued 25,000 common stocks for total cash proceeds of $2,251.

On May 9, 2012, the Company issued 1,700,000 common stocks in lieu of cash payment for consulting services valued at $42,500.

On June 1, 2012, the Company issued 1,700,000 common stocks in lieu of cash payment for consulting services valued at $85,000.

On July 23, 2012, the Company issued 2,500,000 common stocks in lieu of cash payment for consulting services valued at $37,500.

During the quarter ended December 31, 2012, the Company issued 5,966,090 shares of common stock as a result of the partial conversion of US$12,300 of the unsecured promissory note dated March 14, 2012.

As of June 30, 2013, there are no share options or warrants outstanding.

Note 8 – Income Taxes

Potential benefits of income tax losses have not been recognized in these financial statements  because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from that which would be expected by applying the effective rates to net income (loss) as follows:

	Year ended June 30, 2013	Year ended June 30, 2012
Net loss for the period – attributed to common shareholders	$(165,546)	$(454,944)
Statutory and effective rates	25%	25%
Income tax recovery at effective rate	$(41,387)	$(113,736)
Effect of deductible and non-deductible amounts	13,085	8,614
Effect of change in income tax rates	-	(10,625)
Change in valuation allowance	28,302	115,748
Corporate income tax recovery recognized in the accounts	$-	$-

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2013 and 2012

Stated in Canadian dollars

Note 8 – Income Taxes (continued)

The Company has Canadian accumulated net operating losses totaling approximately $450,000 and $445,000 American accumulated net operating losses for income tax purposes which expire in the years from 2031 to 2033. The components of the net deferred tax asset at June 30, 2013 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	June 30, 2013	June 30, 2012
Non-capital losses carried forward	$224,287	$208,212
Share issue costs	1,038	1,556
Equipment	5,796	(6,949)
Deferred tax asset value	231,121	202,819
Valuation allowance	(231,121)	(202,819)
Deferred tax assets recognized	$-	$-

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On May 24, 2012, our company engaged MNP LLP as our independent registered public accounting firm.

The reports of our former independent registered public accounting firm, K.R. Margetson Ltd, present on our company's financial statements as of and for the fiscal years ended June 30, 2011, and 2010, or subsequent interim period contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

There were no disagreements with our present accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods since May 24, 2012.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Robert Leyne Lee	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	71	September 12, 2013

 Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert Leyne Lee- President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Mr. Lee has extensive experience in the tree crop sector in Southeast Asia and was a registered consultant with the World Bank and the other affiliated regional Banks.  He served as an independent consultant for finance and business development for companies in the US and many countries worldwide.  For the last 12 years he worked with

OTCBB and OTC market companies as Consultant, Advisor and CEO.  Mr. Lee served as an officer and director of Empyrean Holdings, Inc. (now American Asset Development, Inc.) from March, 2001 until July 2010.

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

Our Code of Ethics and Business Conduct was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Annual Report on Form 10-K on October 13, 2011. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Golden Global Corp., # 94 – 5348 Vegas Drive, Las Vegas. NV 89108-2347

ITEM 11.  EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)

Our principal executive officer;

(b)

Each of our two most highly compensated officers who were serving as executive officers at the end of the years ended June 30, 2013 and 2011; and

(c)

Up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Leyne Lee(1) President, CEO, CFO, Treasurer, Secretary
John Robert Hope(2) Former President, CEO, CFO, Treasurer and Secretary	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$0 $14,000(3)	$0 $14,000
Raja Arian Abbasi(4) Former VP Of Operations	2013 2012	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Kami Munyakazu African Operations Manager	2013 2012	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)

Robert Leyne Lee was appointed as our president, chief executive officer and director on September 12, 2013

(2)

John Robert Hope served as our president, chief executive officer and director from July 11, 2012, until his resignation on September 12, 2013.

(3)

This amount is related to consulting fees paid to Velocity Resources Canada, Ltd., a company operated by John Robert Hope.

(4)

Hon Ming Tony Wong resigned as our chief financial officer, treasurer and secretary on July 11, 2012.

(5)

Raja Arian Abbasi served as our Vice President of Operations from July 25, 2012, until his resignation on November 1, 2012.

Robert Leyne Lee will be compensated US $3,000 in cash per month and  US$2,000 per month in company stock to serve as President and CEO and Director, Chief Financial officer , Treasurer and Secretary.  His appointment is for one year with an extension for a further term to be decided by the Board of Directors in consultation with John Robert Hope our former President and CEO,

John Robert Hope who now serves as Director of Golden Global Mining Corporation and Mining Consultant to the company will be paid $5,000 per month in cash and company stock with the divided amounts to be decided by the Board of Directors.

Due to the company’s financial constraints since late 2010, Mr. Hope decided voluntarily not to be paid his monthly consulting fee of $3,500 for his services as President and CEO since January 1, 2011. He has indicated that he will accept company stock in lieu of cash payment for his accumulated unpaid fees and this will be favorable considered by the Board of Directors.

Stock Options/SAR Grants

Effective May 7, 2012, our company adopted a 2012 Employee and Consultant Stock Compensation Plan. The number of shares of common stock of our company that are available for issuance under the Plan are 10,000,000 shares of our common stock, $0.10 par value.

During the period from inception to June 30, 2013, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2012 or June 30, 2011 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2013.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to June 30, 2013.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 12, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Owner(1)	Class

Robert Leyne Lee #94 – 5348 Vegas Drive Las Vegas, NV 89108-2347	0	0%

All Officers and Directors As a Group	0	0%
Hon Ming Tony Wong 9710 – 66 Avenue Edmonton, Alberta, T6E 0M3	3,905,000	8.46%

John Robert Hope 17412 105 Avenue NW, Suite 201 Edmonton, Alberta, T5S 1G4	5,423,333 common shares	11.76%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 12, 2013. As at October 12, 2013, there were 46,113,507 shares of our company’s common stock issued and outstanding.

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

Director Independence

We currently act with one director, consisting of Robert Leyne Lee. We have determined that none of our directors are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2013 and for fiscal year ended June 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2013 ($)	2012 ($)
Audit Fees		10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total		10,000

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
10.6	2012 Employee and Consultant Stock Compensation Plan (Incorporated by reference to our Registration Statement filed on Form S-8 on May 8, 2012)
10.7	Securities Purchase Agreement with Asher Enterprises, Inc., dated May 2, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2012).
10.8	Convertible Promissory Note with Asher Enterprises, Inc. dated May 2, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2012).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 13, 2011)
(21)	List of Subsidiaries
21.1	Golden Global Mining Corporation, an Alberta company
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files (Form 10-K for the Year Ended June 30, 2012)
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBREL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
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

GOLDEN GLOBAL CORP.

/s/ Robert Leyne Lee
Robert Leyne Lee
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated this 15th October, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GOLDEN GLOBAL CORP.

/s/ Robert Leyene lee
Robert Leyne Lee
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director
Dated this 15th October, 2013