Form 10-K/A
period 2013-06-30
GOLDEN GLOBAL CORP.
filed 2013-11-01
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Common
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.   Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐  No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Purpose of the Amendment

The Company is filing this First Amendment to its Annual Report on Form 10K, originally filed October 15, 2013, SEC File No. 000-54528 (the “Original Filing”) solely for the purpose of correcting the cover page to indicate the Company’s securities registered pursuant to Section 12(g) of the Act.  No other information has been changed.

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
Dated this 31st October, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GOLDEN GLOBAL CORP.

/s/ Robert Leyene lee
Robert Leyne Lee
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director
Dated this 31st October, 2013