Form 10-Q
period 2013-09-30
GOLDEN GLOBAL CORP.
filed 2013-11-14
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Commission File Number:  000-54528

GOLDEN GLOBAL CORP

(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2537 S. Gessner Rd.

Suite 122

Houston, TX 77063

(Address of principal executive offices)

(832) 252-7720

(Registrant’s Telephone number, including area code)

#94 – 5348 Vegas Drive

Las Vegas, NV 89108-2347

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

As of November 15, 2013, there were 48,407,625 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
Stated in Canadian dollars
	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$ 14,904	$ 6,782
Sales tax and other receivable	37	19
Prepaid expenses	9,887	-

Total current assets	24,828	6,801

Property and equipment
Property and Equipment (Note 3)	42,765	50,383
Mineral properties, unproven (Note 4)	20,012	20,012

Total property and equipment	62,777	70,395

Total Assets	$ 87,605	$ 77,196

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 57,529	$ 55,936
Due to related parties (Note 5)	170,881	171,031
Note payable (Note 6)	30,000	-
Fair value of embedded derivative (Note 7)	78,936	95,344
Dividend payable	18,705	16,964

Total Liabilities	356,051	339,275
Going concern (Note 1)

STOCKHOLDERS' Deficiency

Capital Stock (Note 8)
Authorized:
75,000,000 with a par value of $0.0001
Outstanding but not issued
46,113,507 common stock(June 30, 2013-46,113,507) (Note 8)	4,612	4,612
Additional paid in capital	625,798	625,798
Deficit accumulated during the exploration stage	(974,820)	(968,453)

	(344,410)	(338,043)
Equity attributable to noncontrolling interest	75,964	75,964
Total Stockholders' Deficiency	(268,446)	(262,079)

Total Liabilities and Stockholders' Deficiency	$ 87,605	$ 77,196

The accompanying notes are an integral part of this condensed consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)
Stated in Canadian dollars
	3 months ended September 30, 2013	3 months ended September 30, 2012

Expenses
Administration fees	$ 475	$ 3,150
Consulting fees	-	32,792
Depreciation	7,618	9,728
Professional fees	6,740	4,893
Office and general	6,218	12,639
Travel expenses	-	1,000
Total Expenses	(21,051)	(64,202)

Preferred shares dividend	(1,741)	(1,741)
Gain (Loss) on change in fair value of embedded derivative	16,408	(1,734)
Interest income	17	15

Net loss and comprehensive loss for the period	$ (6,367)	$ (67,662)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	46,113,507	39,631,113

The accompanying notes are an integral part of this condensed consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
(Audited)
Stated in Canadian dollars

			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, July 1, 2011	34,222,417	3,422	446,843	(341,037)	109,228	75,964	185,192

Issuance of common shares, cash	25,000	3	2,247	-	2,250	-	2,250

Issuance of common shares, consulting services	3,400,000	340	127,160	-	127,500	-	127,500

Dividend	-	-	-	(6,926)	(6,926)	-	(6,926)

Net loss and comprehensive loss	-	-	-	(454,944)	(454,944)		(454,944)

Balance, June 30, 2012	37,647,417	$ 3,765	$ 576,250	$ (802,907)	$ (222,892)	$ 75,964	$ (146,928)

Issuance of common shares, consulting services	2,500,000	250	37,250	-	37,500	-	37,500

Issuance of common shares, note conversion	5,966,090	597	12,298	-	12,895	-	12,895

Dividend	-	-	-	(6,907)	(6,907)	-	(6,907)

Net loss and comprehensive loss	-	-	-	(158,639)	(158,639)	-	(158,639)

Balance, June 30, 2013	46,113,507	$ 4,612	$ 625,798	$ (968,453)	$ (338,043)	$ 75,964	$ (262,079)

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)
Stated in Canadian dollars

			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, July 1, 2013	46,113,507	4,612	625,798	(968,453)	(338,043)	75,964	(262,079)

Preferred share dividend	-	-	-	(1,741)	(1,741)	-	(1,741)

Net loss and comprehensive loss	-	-	-	(4,626)	(4,626)		(4,626)

Balance, September 30, 2013	46,113,507	$ 4,612	$ 625,798	$ (974,820)	$ (344,410)	$ 75,964	$ (268,446)

The accompanying notes are an integral part of this condensed consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
Stated in Canadian dollars
	3 months ended September 30, 2013	3 months ended September 30, 2012
Operating activities
Net loss for period	$ (6,367)	$ (67,662)
Share-based payment for consulting expenses	-	22,292
Gain (Loss) on change in fair value of embedded derivative	(16,408)
Depreciation	7,618	9,728
Preferred share dividend	1,741	1,741
Changes in non-cash working capital balances
Prepaid expenses	(9,887)	-
Sales tax and other receivable	(18)	743
Accounts payable and accrued liabilities	1,593	17,612
Note payable	30,000	-

Net cash provided by (used in) operating activities	8,272	(6,995)

Financing activities
Payment to related parties	(150)	(13,935)

Net cash proved by (used in) financing activities	(150)	(13,935)

Increase (decrease) in cash and cash equivalents during the period	8,122	(20,930)
Cash and cash equivalents, beginning of the period	6,782	30,620

Cash and cash equivalents, end of the period	$ 14,904	$ 9,690

The accompanying notes are an integral part of this condensed consolidated financial statements

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 3 months ended September 30, 2013

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2013, the Company had not yet achieved profitable operations and has accumulated losses of $974,820 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The unaudited condensed financial statements included herein have been prepared by Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed with the SEC.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of the company’s management, who is responsible for their integrity and objectivity.  These consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not included all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statement and footnotes thereto included in the company’s filed form 10-K.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 3 months ended September 30, 2013

Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (Continued)

Basis of Presentation

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ended June 30, 2014.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASC 2011-11).  ASC 2011-11 requires that an entity disclosure information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASC 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013.  The Company has determined that ASC 2011-11 had no impact to the consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASC 2013-05).  ASC 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  ASC 2013-05 is effective for annual and interim periods beginning after December 15, 2013.  The Company is currently assessing the impact of ASC 2013-05 to the consolidated financial statements.

In July 2013, the FASB issued an accounting update, “Income Taxes: Presentation of an unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The update provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The update will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this update to the consolidated financial statements.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 3 months ended September 30, 2013

Stated in Canadian dollars

Note 3 – Property and Equipment

As at September 30, 2013

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,171	$1,174
Mining equipment	148,938	107,613	41,325
Computers	1,063	797	266
	$152,346	$109,581	$42,765

As at June 30, 2013

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,053	$1,292
Mining equipment	148,938	100,166	48,772
Computers	1,063	744	319
	$152,346	$101,963	$50,383

Note 4 – Mineral Properties

During the period ended September 30, 2013, the Company did not make any payment in relations to mineral claims (2012 - $21,139).

Note 5 – Due to Related Parties

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

Note 6 – Note payable

On September 6, 2013, the Company entered into a loan agreement for a $30,000 loan using equipment as collateral.  The loan bears interest at an annual rate of 30% and matures on February 9, 2014.  The principal of the loan can paid off at anytime during the period of the client at the election of the Company with interest bears in full for the 5 month term of the loan.  In the event the loan is note paid by maturity date, the collateral assets will become the property for the loaner and no interest is due.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 3 months ended September 30, 2013

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes

On March 14, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$37,500 (C$37,256). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of December 19, 2012. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion.  During the quarter ended December 31, 2012, a partial conversion of US$12,300 has been recorded and 5,966,090 shares of the Company’s common stock have been issued as a result of the conversion.

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

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at September 30, 2013 was $78,936 (June 30, 2013 - $95,344). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet.

As the maturity date for the notes dated March 31, 2012, May 2, 2012 and November 2, 2012 has passed, the Company and the lender has agreed to reserve 31,000,000 shares of common stock of the Company for issuance upon conversion of these notes.

As at September 30, 2013, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $7,839 (June 30, 2013 - $6,228).

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the 3 months ended September 30, 2013

Stated in Canadian dollars

Note 8 - Capital Stock

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

As of September 30, 2013, there are no share options or warrants outstanding.

Note 9 – Subsequent Event

On October 25, 2013, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,000 (C$16,720). This promissory note bears interest at an annual rate of 8%.  The Company has reserved 536,000,000 shares of common stock for issuance upon full conversion of the note.

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

Corporate History

We were incorporated on December 9, 2009, under the laws of the State of Nevada. We have a wholly-owned subsidiary, Golden Global Mining Corporation, incorporated under the laws of Alberta. Our principal office is located at 2537 S. Gessner Rd., Suite 122, Houston, Texas 77063. Our telephone number is (780) 252-7720 for our Canadian office and  (832) 252-7720 for our US offices. Our fiscal year end is June 30.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are a start-up, exploration-stage company.  We have only recently begun operations and we rely upon the sale of our securities and debt financing to fund those operations, as we have not generated any revenue.  Our initial plan is to begin mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. The McDame property consists of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term plan is to explore and, if warranted, develop further mining by acquiring other leases. We have a copper lease in the Democratic Republic of Congo (DRC) which we will explore if we have sufficient capital resources. Our company is also currently in the initial stage of considering whether to obtain property rights for pursuing mining of the rare earth element tantalum in the DRC in Africa.

Due to our limited capital, we have focused on our McDame property and will first be undertaking preparation activities for a future decision regarding potential mining. If we are successful in raising sufficient capital, we will be ready to start mining as soon as funds are received. Unless we are able to raise additional capital that we are presently seeking, we will not be able to undertake work on copper and tantalum mining.

As of September 30, 2013, the Company has generated no revenues and has sustained net losses of $6,367 for the three month period ended September 30, 2013, compared to net losses of $67,662 for the three months ended September 30, 2012. Our expenses for the three month period ended September 30, 2013, were $21,051, compared to $64,202 for the three month period ended September 30, 2012.  The decrease in expenses largely occurring during the 1st.quarter ended September 30, 2013, was due to a reduction in administrative fees and expenses.

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

The Registrant has been working in cooperation with the ASC since the issuance of the CTO to file the required documents and to secure the revocation of the CTO. However there is no progress to be reported so far and we will continue to work on securing the revocation of the CTO.

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

GOLDEN GLOBAL CORP.

By:	/s/ Robert Leyne Lee
Robert Leyne Lee
President, Chief Executive Officer, Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2013