Form 10-Q
period 2013-12-31
GOLDEN GLOBAL CORP.
filed 2014-02-14
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

Commission File Number:  000-54528

GOLDEN GLOBAL CORP

(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2537 S. Gessner Road, Suite 122

Houston, TX 77063

(Address of principal executive offices)

(832) 252 7720

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

As of February 8, 2014, there were 65,179,768 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Balance Sheets
Stated in Canadian dollars

	December 31, 2013 (Unaudited)	June 30, 2013 (Audited)
ASSETS
Current
Cash and cash equivalents	$7,987	$6,782
Sales tax and other receivable	37	19
Total current assets	8,024	6,801
Property and equipment
Property and Equipment (Note 3)	35,148	50,383
Mineral properties, unproven (Note 4)	20,012	20,012
Total property and equipment	55,160	70,395
Total Assets	$63,184	$77,196
LIABILITIES
Current
Accounts payable and accrued liabilities	$40,470	$55,936
Due to related parties (Note 5)	181,517	171,031
Note payable (Note 6)	32,770	-
Fair value of embedded derivative (Note 7)	120,181	95,344
Dividend payable	20,446	16,964
Total Liabilities	395,384	339,275
Going concern (Note 1)
STOCKHOLDERS' EQUITY
Capital Stock (Note 8)
Authorized:
1,500,000,000 with a par value of $0.0001
Outstanding but not issued
62,764,768 (46,113,507) common stock (Note 8)	6,277	4,612
Additional paid in capital	662,241	625,798
Deficit accumulated during the exploration stage	(1,076,682)	(968,453)
	(408,164)	(338,043)
Equity attributable to non-controlling interest	75,964	75,964
Total Stockholders' Equity	(332,200)	(262,079)
Total Liabilities and Stockholders' Equity	$63,184	$77,196

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Operations
(Unaudited)
Stated in Canadian dollars

	3 months ended December 31, 2013	3 months ended December 31, 2012	6 months ended December 31, 2013	6 months ended December 31, 2012
Expenses
Administration fees	$2,297	$3,150	$2,772	$6,300
Consulting fees	37,080	15,208	37,080	48,000
Depreciation	7,617	9,729	15,235	19,457
Professional fees	8,012	5,928	14,752	10,821
Office and general	13,169	9,423	19,370	22,047
Travel expenses	-	-	-	1,000
	(68,175)	(43,438)	(89,209)	(107,625)
Other items
Preferred shares dividend	(1,741)	(1,741)	(3,482)	(3,482)
Gain (loss) on change in fair value of embedded derivative	7,579	(13,394)	23,987	(15,128)
Impairment of mineral properties	-	(23,184)	-	(23,184)
Loan penalties (Note 7)	(39,525)	-	(39,525)	-
Net loss and comprehensive loss for the period	$(101,862)	$(81,757)	$(108,229)	$(149,419)
Basic and diluted income (loss) per share	$(0.002)	$(0.002)	$(0.002)	$(0.004)
Weighted average number of shares outstanding	54,254,857	40,574,988	50,184,182	39,736,304

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Stockholders' Equity
(Unaudited)
Stated in Canadian dollars

			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to non-controlling interests	Total Equity
	Common Stock
	Shares	Amount
Balance, July 1, 2011	34,222,417	$3,422	$446,843	$(341,037)	$109,228	$75,964	$185,192
Issuance of common shares, cash	25,000	3	2,247	-	2,250	-	2,250
Issuance of common shares, consulting services	3,400,000	340	127,160	-	127,500	-	127,500
Dividend	-	-	-	(6,926)	(6,926)	-	(6,926)
Net loss and comprehensive loss	-	-	-	(454,944)	(454,944)		(454,944)
Balance, June 30, 2012	37,647,417	$3,765	$576,250	$(802,907)	$(222,892)	$75,964	$(146,928)
Issuance of common shares, consulting services	2,500,000	250	37,250	-	37,500	-	37,500
Issuance of common shares, note conversion	5,966,090	597	12,298	-	12,895	-	12,895
Dividend	-	-	-	(6,907)	(6,907)	-	(6,907)
Net loss and comprehensive loss	-	-	-	(158,639)	(158,639)	-	(158,639)
Balance, June 30, 2013	46,113,507	$4,612	$625,798	$(968,453)	$(338,043)	$75,964	$(262,079)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Stockholders' Equity
(Unaudited)
Stated in Canadian dollars

			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to non-controlling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, June 30, 2013	46,113,507	4,612	625,798	(968,453)	(338,043)	75,964	(262,079)

Issuance of common shares, note conversion	4,651,261	465	6,362	-	6,827	-	6,827

Issuance of common shares, consulting services	12,000,000	1,200	30,081	-	31,281	-	31,281

Dividend	-	-	-	(3,482)	(3,482)	-	(3,482)

Net loss and comprehensive loss	-	-	-	(104,747)	(104,747)		(104,747)

Balance, December 31, 2013	62,764,768	$ 6,277	$ 662,241	$ (1,076,682)	$ (408,164)	$ 75,964	$ (332,200)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Cash Flows
(Unaudited)
Stated in Canadian dollars

	6 months ended December 31, 2013	6 months ended December 31, 2012
Operating activities
Net loss for period	$(108,229)	$(145,937)
Share-based payment for consulting expenses	31,281	37,500
Interest expense	2,770	-
Depreciation	15,235	19,457
Gain (loss) on change in fair value of embedded derivative	(23,987)	15,128
Impairment of assets	-	23,184
Loan penalties	39,525	-
Changes in non-cash working capital balances
Sales tax and other receivable	(18)	743
Accounts payable and accrued liabilities	(16,060)	29,800
Dividend payable	3,482	3,482
Net cash used in operating activities	(56,001)	(16,643)

Financing activities
Advance from related parties	10,486	(12,802)
Convertible promissory notes	16,720	9,217
Note payable	30,000	-
Net cash proved by (used in) financing activities	57,206	(3,585)

Increase (decrease) in cash and cash equivalents during the period	1,205	(20,228)
Cash and cash equivalents, beginning of the period	6,782	30,620
Cash and cash equivalents, end of the period	$7,987	$10,392

Supplemental cash flow information

Non-cash financing activities
- 2,500,000 shares issued for consulting services	$-	$37,500
- 12,000,000 shares issued for consulting services	$31,281	$-
- Income taxes paid	$-	$-
- Interest paid	$-	$-

The accompanying notes are an integral part of these condensed interim consolidated financial statements

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the 3 and 6 months ended December 31, 2013

(Unaudited)

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2013, the Company had not yet achieved profitable operations and has accumulated losses of $1,076,682 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the interim consolidated financial statements. The interim consolidated financial statements and notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.  These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  These interim consolidated financial statements should be read in conjunction with the annual consolidated financial statement and footnotes thereto included in the Company’s filed Form 10-K.

Basis of Presentation

The Company’s interim consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim consolidated financial statements include the Company’s subsidiary, Golden Global Mining Corporation, and 100 percent of its assets, liabilities and net income or loss.  All inter-company accounts and transactions have been eliminated.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the 3 and 6 months ended December 31, 2013

(Unaudited)

Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (Continued)

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the year ended June 30, 2014.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  ASU 2011-11 require that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASC 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013.  The Company adopted this standard effective July 1, 2013 and the adoption had no impact to the interim consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASC 2013-05).  ASC 2013-05 requires that when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a non-profit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  ASC 2013-05 is effective for annual and interim periods beginning after December 15, 2013.  The Company is currently assessing the impact of ASC  2013-05 to the consolidated financial statements.

In July 2013, the FASB issued an accounting update: Income Taxes: Presentation of an unrecognized Tax Benefit When a Net operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carry Forward Exists”.  The update provides guidance on the financial statement presentation of a unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carry forward, similar tax loss, or a tax credit carry forward exists.  The update will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis.  Early adoption is permitted.  The Company is currently assessing the impact of the adoption of this update to the consolidated financial statements.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the 3 and 6 months ended December 31, 2013

(Unaudited)

Stated in Canadian dollars

Note 3 – Property and Equipment

As at December, 30, 2013

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,288	$1,057
Mining equipment	148,938	115,060	33,878
Computers	1,063	850	213
	$152,346	$117,198	$35,148

As at June 30, 2013

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,053	$1,292
Mining equipment	148,938	100,166	48,772
Computers	1,063	744	319
	$152,346	$101,963	$50,383

Note 4 – Mineral Properties

During the period ended December 30, 2013, the Company did not make any payment in relations to mineral claims (2012 - $Nil).

Note 5 – Due to Related Parties

During the period ended December 31, 2013, the Company incurred consulting expenses of $34,992 (December 31, 2012 - $10,500) to officers and shareholders of the Company.  Of this amount, $11,211 (June 30, 2012 - $7,500) was included in due to related parties as of December 31, 2013.

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

Note 6 – Note payable

On September 6, 2013, the Company entered into a loan agreement with an unrelated party for $30,000, secured by equipment having a net book value of $41,600.  The loan bears interest at an annual rate of 30% and matures on February 9, 2014.  The principal of the loan can paid off at anytime during the period but interest is charged for the 5-month term of the loan.  In the event the loan is not paid by maturity date, the equipment will become the property for the creditor and no interest is due.  Upon further negotiation, the maturity date of the loan has been extended to April 30, 2014.

As of December 31, 2013, interest accrued on this note payable totaled $2,770.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the 3 and 6 months ended December 31, 2013

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes

On March 14, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$37,500 (C$37,256). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of December 19, 2012. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion.  As of December 31, 2013, conversions amount to US$19,500 have been recorded and 10,617,351 shares of the Company’s common stock have been issued as a result of the conversions.  As the maturity date for the note has passed, a penalty of $12,944 (US$12,600), based on 150% of the default amount, has been added to the principal balance of the note.

On May 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,500 (C$42,037). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of February 4, 2013. The principal amount of this promissory note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of $21,830 (US$21,250), based on 150% of the default amount, has been added to the principal balance of the note.

On November 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$9,250 (C$9,217). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of August 6, 2013. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to forty percent at the market price during the 10 trading days prior to the conversion.  As the maturity date for the note has passed, a penalty of $4,751 (US$4,625), based on 150% of the default amount, has been added to the principal balance of the note.

On October 25, 2013, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,000 (C$16,720). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of July 29, 2014. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to thirty percent at the market price during the 10 trading days prior to the conversion.

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at December 31, 2013 was $120,181 (June 30, 2013 - $95,344). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet.

As at December 31, 2013, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $14,254 (June 30, 2013 - $6,228).

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the 3 and 6 months ended December 31, 2013

(Unaudited)

Stated in Canadian dollars

Note 8 - Capital Stock

On October 15, 2013, the Company issued 2,294,118 common stocks as a result of the partial conversion of US$3,300 of the unsecured promissory note dated March 14, 2012.

On November 18, 2013, the Company issued 12,000,000 common stocks in lieu of cash payment for consulting services valued at $31,281 (US$30,000).

On December 2, 2013, the Company issued 2,357,143 common stocks as a result of the partial conversion of US$3,900 of the unsecured promissory note dated March 14, 2012.

As of December 31, 2013, there are no share options or warrants outstanding.

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

Corporate History

We were incorporated on December 9, 2009, under the laws of the State of Nevada. We have a wholly-owned subsidiary, Golden Global Mining Corporation, incorporated under the laws of Alberta. Our principal office is located at 2537 S. Gessner Road, Suite 122, Houston, TX 77063. Our telephone number is (780) 443-4652 for our Canadian office and (832) 252-7720 for our US office. Our fiscal year end is June 30.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are a start-up, exploration-stage company. We have only recently begun operations and we rely upon the sale of our securities and debt financing to fund those operations, as we have not generated any revenue.  Our initial plan is to begin mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. The McDame property consists of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term plan is to explore and, if warranted, develop further mining by acquiring other leases. We have a copper lease in the Democratic Republic of Congo (DRC), which we will explore if we have sufficient capital resources. Our company is also currently in the initial stage of considering whether to obtain property rights for pursuing mining of the rare earth element tantalum in the DRC in Africa.

Due to our limited capital, we have focused on our McDame property and will first be undertaking preparation activities. If we are successful in raising sufficient capital, we will be ready to start mining as soon as funds are received. Unless we are able to raise additional capital that we are presently seeking from private investors, we will not be able to undertake work on copper and tantalum mining.

As of September 30, 2013, the Company has generated no revenues and has sustained net losses of $101,862 for the three month period ended December 31, 2013, compared to net losses of $81,757 for the three months ended December 31, 2013.  Net losses for the six months ended December 31, 2013, were $108,229, compared to $149,419 for the same period ended December 31, 2012.  Our expenses for the three months ended December 31, 2013, were $68,175, compared to $43,438 for the three months ended December 31, 2012.  The increase in expenses was largely due to an increase in consulting and professional fees, and travel expenses.  Expenses for the six month period ended December 31, 2013 were $89,209, compared to $107,625 for the same period ended December 31, 2012.

Mining company acquisition under consideration.

On November 25, 2013, our company entered into a letter of intent with the Sunro Copper Group, to purchase the Sunro Copper Mine located on Vancouver Island B.C. Canada from Sunro Copper Group of 1165 Burdett Avenue, Victoria, B.C. V8V 3H3. The agreed purchase price is Canadian $2,000,000 in cash plus 3,000,000 shares of the company’s common shares.

The letter of intent allows the company 90 days to undertake due diligence on all aspects of the property and to make reasonable efforts to secure the necessary financing for the purchase before making a decision to enter into a definitive purchase agreement.

An onsite due diligence inspection visit by our Mining Consultant and former CEO, John Hope, is planned for completion soon. He will be accompanied by a qualified Consultant geologist with extensive experience in his field.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 25, 2013, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,000 (C$16,720). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of July 29, 2014. The principal amount of this promissory note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to forty percent at the market price during the 10 trading days prior to the conversion.

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

The Registrant has been working in cooperation with the ASC since the issuance of the CTO to file the required documents and to secure the revocation of the CTO. To date, there is no progress to be reported, but we will continue to work on securing the revocation of the CTO.

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

Date: February 12, 2014