Form 10-Q
period 2014-03-31
GOLDEN GLOBAL CORP.
filed 2014-05-19
CIK 1502555

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

As of May 8, 2014, there were 89,118,599 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Balance Sheets

Stated in Canadian dollars

	March 31, 2014 (Unaudited)	June 30, 2013 (Audited)
ASSETS

Current
Cash and cash equivalents	$7,159	$6,782
Sales tax and other receivable	37	19
Total current assets	7,196	6,801

Property and equipment
Property and Equipment (Note 3)	27,531	50,383
Mineral properties, unproven (Note 4)	20,012	20,012
Total property and equipment	47,543	70,395
Total Assets	$54,739	$77,196

LIABILITIES

Current
Accounts payable and accrued liabilities	$42,179	$55,936
Due to related parties (Note 5)	181,517	171,031
Note payable (Note 6)	33,750	-
Fair value of embedded derivative (Note 7)	234,528	95,344
Dividend payable	22,149	16,964
Total Liabilities	514,123	339,275

STOCKHOLDERS' EQUITY

Capital Stock (Note 8)
Authorized:
1,500,000,000 with a par value of $0.0001
Issued and outstanding
82,622,445 (2013 - 46,113,507) common stock (Note 8)	8,262	4,612
Additional paid in capital	686,415	625,798
Deficit accumulated during the exploration stage	(1,230,025)	(968,453)
	(535,348)	(338,043)
Equity attributable to noncontrolling interest	75,964	75,964
Total Stockholders' Equity	(459,384)	(262,079)
Total Liabilities and Stockholders' Equity	$54,739	$77,196

Going concern (Note 1)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Statements of Operations

(Unaudited)

Stated in Canadian dollars

	3 months ended March 31, 2014	3 months ended March 31, 2013	9 months ended March 31, 2014	9 months ended March 31, 2013		From inception (December 9, 2009) to March 31, 2014

Expenses
Administration fees	$1,910	$-	$4,682	$6,300		$64,682
Consulting fees	1,970	-	39,050	48,000		296,969
Depreciation	7,617	8,016	22,852	27,473		160,428
Professional fees	9,406	8,394	24,158	19,215		143,734
Office and general	7,711	10,177	26,531	32,239		359,521
Travel expenses	-	-	-	1,000		31,480
	(28,614)	(26,587)	(117,273)	(134,227)		(1,056,814)

Other items
Foreign exchange loss	(10,675)	(16)	(11,242)	(16)		(14,654)
Preferred shares dividend	(1,703)	(1,703)	(5,185)	(5,185)		(22,149)
Gain on sale of property and equipment	-	28,509	-	28,509		30,603
Gain / (Loss) on change in fair value of embedded derivative	(112,421)	35,786	(88,434)	20,658		(104,560)
Impairment of assets	-	-	-	(23,184)		(23,184)
Loan penalties	-	-	(39,525)	-		(39,525)
Interest income	70	58	87	73		258
Net loss and comprehensive loss for the period	$(153,343)	$36,047	$(261,572)	$(113,372)		$(1,230,025)
Basic and diluted income (loss) per share	$(0.002)	$0.001	$(0.005)	$(0.003)	$
Weighted average number of shares outstanding	70,268,195	40,574,988	48,578,137	39,736,304

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Statements of Stockholders' Equity

(Unaudited)

Stated in Canadian dollars

	Common Stock
	Shares	Amount	Additional paid in capital	Deficit accumulated during the exploration stage	Equity attributable to Golden Global Corp. shareholders	Equity attributable to non-controlling interests	Total equity
Balance, July 1, 2011	34,222,417	$3,422	$446,843	$(341,037)	$109,228	$75,964	$185,192
Issuance of common shares, cash	25,000	3	2,247	-	2,250	-	2,250
Issuance of common shares, consulting services	3,400,000	340	127,160	-	127,500	-	127,500
Dividend	-	-	-	(6,926)	(6,926)	-	(6,926)
Net loss and comprehensive loss	-	-	-	(454,944)	(454,944)		(454,944)
Balance, June 30, 2012	37,647,417	3,765	$576,250	$(802,907)	$(222,892)	$75,964	$(146,928)
Issuance of common shares, consulting services	2,500,000	250	37,250	-	37,500	-	37,500
Issuance of common shares, note conversion	5,966,090	597	12,298	-	12,895	-	12,895
Dividend	-	-	-	(6,907)	(6,907)	-	(6,907)
Net loss and comprehensive loss	-	-	-	(158,639)	(158,639)	-	(158,639)
Balance, June 30, 2013	46,113,507	$4,612	$625,798	$(968,453)	$(338,043)	$75,964	$(262,079)
Balance, July 1, 2013	46,113,507	$4,612	$625,798	$(968,453)	$(338,043)	$75,964	$(262,079)
Issuance of common shares, note conversion	24,508,938	2,450	30,536	-	32,986	-	32,986
Issuance of common shares, consulting services	12,000,000	1,200	30,081	-	31,281	-	31,281
Net loss and comprehensive loss	-	-	-	(261,572)	(261,572)		(261,572)
Balance, March 31, 2014	82,622,445	$8,262	$686,415	$(1,230,025)	$(535,348)	$75,964	$(459,384)

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

Stated in Canadian dollars

	9 months ended March 31, 2014	9 months ended March 31, 2013	From inception (December 9, 2009) to March 31, 2014
Operating activities
Net loss for period	$(261,572)	$(113,372)	$(1,269,550)
Share-based payment for consulting expenses	31,281	37,500	196,281
Interest expense	3,750	-	3,750
Depreciation	22,852	27,473	160,253
Gain / (Loss) on change in fair value of embedded derivative	88,434	(20,658)	104,560
Gain on sale of property and equipment	-	(28,509)	(30,603)
Unrealized foreign exchange loss	9,232	595	12,911
Impairment of assets	-	23,184	23,184
Convertible promissory note penalties	39,525	-	39,525
Changes in non-cash working capital balances
Sales tax and other receivable	(18)	743	(37)
Accounts payable and accrued liabilities	(13,757)	22,403	42,179
Dividend payable	5,185	5,185	22,149
Net cash used in operating activities	(75,088)	(45,456)	(655,698)
Financing activities
Issuance of capital stock	-	-	268,662
Issuance of preferred shares, net	-	-	75,964
Advance from related parties	10,486	(13,610)	181,517
Convertible promissory notes	34,979	9,217	123,413
Note payable	30,000	-	30,000
Net cash proved by (used in) financing activities	75,465	(4,393)	679,556
Investing activities
Purchase of mineral properties	-	-	(33,184)
Purchase of equipment	-	-	(42,165)
Sale of equipment	-	45,000	58,650
Net cash used in investing activities	-	45,000	(16,699)
Increase (decrease) in cash and cash equivalents during the period	377	(4,849)	7,159
Cash and cash equivalents, beginning of the period	6,782	30,620	-
Cash and cash equivalents, end of the period	$7,159	$25,771	$7,159
Supplemental cash flow information
Non-cash financing activities
- 18,000,000 shares issued for equipment of
$173,841 and $2 for mineral rights	$-	$-	$173,843
- 8,543,950 shares issued on conversion of $170,879 in related party debt	$170,879	$-	$170,879
- 333,667 shares issued for McDame property	$-	$-	$10,012
- 3,400,000 shares issued for consulting services	$-	$-	$127,500
- 2,500,000 shares issued for consulting services	$-	$37,500	$37,500
- 6,000,000 shares issued for consulting services	$31,281	$-	$31,281
- Income taxes paid	$-	$-	$-
- Interest paid	$-	$-	$-

The accompanying notes are an integral part of these condensed interim consolidated financial statements

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the 3 and 9 months ended March 31, 2014

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2014, the Company had not yet achieved profitable operations and has accumulated losses of $1,230,025 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the unaudited condensed interim consolidated financial statements. The financial statements and notes are the representations of the Company’s management, who is responsible for their integrity and objectivity.  These consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not included all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the 3 and 9 months ended March 31, 2014

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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ended June 30, 2014.

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

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the 3 and 9 months ended March 31, 2014

(Unaudited)

Stated in Canadian dollars

Note 3 – Property and Equipment

As at March 31, 2014

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,405	$940
Mining equipment	148,938	122,506	26,432
Computers	1,063	904	159
	$152,346	$124,815	$27,531

As at June 30, 2013

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,053	$1,292
Mining equipment	148,938	100,166	48,772
Computers	1,063	744	319
	$152,346	$101,963	$50,383

Note 4 – Mineral Properties

During the period ended March 30, 2014, the Company did not make any payment in relations to mineral claims (2012 - $Nil).

Note 5 – Due to Related Parties

During the period ended March 31, 2014, the Company incurred consulting expenses of $39,050 to officers and shareholders of the Company.  Of this amount, $10,636 was included in due to related parties as of March 31, 2014.

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

On March 15, 2014, certain related parties entered into a debt conversion agreement with the Company whereby a total of $170,879 related party debt will be converted into 8,543,950 shares of the Company at a price of $0.02 per share. After a period exceeding six months from the date of the agreement, the related parties will be able to exercise the debt conversion.

Note 6 – Note payable

On September 6, 2013, the Company entered into a loan agreement for $30,000 using equipment as collateral.  The loan bears interest at an annual rate of 30% and matures on February 9, 2014.  The principal of the loan can paid off at anytime at the election of the Company with interest calculated in full for the 5-month term of the loan.  In the event the loan is not paid by maturity date, the collateral assets will become the property for the loaner and no interest is due.  Upon further negotiation, the maturity date of the loan has been extended to April 30, 2014. Subsequent to the quarter ended March, 31, 3014 the company has settled the note payable and is in negotiations for additional funding.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the 3 and 9 months ended March 31, 2014

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes

On March 14, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$37,500 (C$37,256). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of December 19, 2012. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion.    As the maturity date for the note has passed, a penalty of $12,944 (US$12,600) has been added to the principal balance of the note.  As of March 31, 2014, conversions amount to US$43,145 have been recorded and 30,475,028 shares of the Company’s common stock have been issued as a result of the conversions.

On May 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,500 (C$42,037). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of February 4, 2013. The principal amount of this promissory note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of $21,830 (US$21,250) has been added to the principal balance of the note.

On November 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$9,250 (C$9,217). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of August 6, 2013. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to forty percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of $4,751 (US$4,625) has been added to the principal balance of the note.

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

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,500 (C$18,259). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to thirty give percent at the market price during the 10 trading days prior to the conversion.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the 3 and 9 months ended March 31, 2014

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at March 31, 2014 was $234,528 (June 30, 2013 - $95,344). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet.

As at March 31, 2014, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $17,574 (June 30, 2013 - $6,228).

Note 8 - Capital Stock

On November 18, 2013, the Company issued 12,000,000 common stocks in lieu of cash payment for consulting services valued at US $30,000.

During the quarter ended December 31, 2013, the Company issued 4,651,261 common stocks as a result of the partial conversion of US$7,200 of the unsecured promissory note dated March 14, 2012.

During the quarter ended March 31, 2014, the Company issued 19,857,677 common stocks as a result of the partial conversion of US$23,645 of the unsecured promissory note dated March 14, 2012.

As of March 31, 2014, there are no share options or warrants outstanding.

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

Corporate History

We were incorporated on December 9, 2009, under the laws of the State of Nevada. We have a wholly-owned subsidiary, Golden Global Mining Corporation, incorporated under the laws of Alberta. Our principal office is located at 2537 S. Gessner Road, Suite 122, Houston, TX 77063. Our telephone number is (780) 443-4652 for our Canadian office and (832) 252-7720 for our US office. Our website address is: www.goldenglobalcorp.com and our fiscal year end is June 30.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are a start-up, exploration stage company. We have only recently begun operations, and we rely upon the sale of our securities and debt financing to fund those operations, as we have not generated any revenue.  Our initial plan is to begin mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. The McDame property consists of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term plan is to explore and, if warranted, develop further mining by acquiring other leases. We have a copper option in the Democratic Republic of Congo (DRC) which we will explore if we have sufficient capital resources.

Due to our limited capital, we have focused on our McDame property. We have recently commenced final preparations for mining to commence in about 3 months, barring any unforeseen circumstances. We are in the process of purchasing the last piece of heavy machinery and utility vehicles that need to be transported to the mining site. Gold mining is high risk business, and until mining commences and the gold obtained is sold at a profit, we cannot be considered a revenue producing company.

As of March 31, 2014, the Company has generated no revenues and has sustained net losses since inception (December 9, 2009) of $1,230,025. Our expenses for the nine month period ended March 31, 2014, were $112,227, compared to $134,227 for the nine month period ended March 31, 2013.  For the three month period ended March 31, 2014, our expenses totaled $28,614, compared to $26,587 for the same period in 2013.  The increase in expenses was due to an increase in administrative and consulting fees and expenses.

Mining company acquisition under consideration.

On November 25 2013, our company entered into a letter of intent with the Sunro Copper Group, to purchase the Sunro Copper Mine located on Vancouver Island B.C. Canada from Sunro Copper Group of 1165 Burdett Avenue, Victoria, B.C. V8V 3H3. The agreed purchase price is Canadian $2,000,000 in cash plus 3,000,000 shares of the company’s common shares.

Though the letter of intent has expired without any agreement being reached we are still in contact with the Sunro Copper Group.  Furthermore, as recent developments have allowed us to proceed with our final preparations to start mining at our McDame lease Management has decided to give it our top priority and work diligently to ensure its success.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US16,500 (CDN$18,259). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of this promissory note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to 35% of the market price during the 10 trading days prior to the conversion.

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

The Registrant has been working in cooperation with the ASC since the issuance of the CTO to file the required documents and to secure the revocation of the CTO. We have also recently been in contact with the ASC and have obtained their advice on the procedures we need to work on to secure the revocation of the CTO.

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

Date: May 15, 2014