Form 10-K
period 2014-06-30
GOLDEN GLOBAL CORP.
filed 2014-10-14
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]
Commission file number 000-54528

GOLDEN GLOBAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-1460693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2537 S Gessner Rd. Suite 122, Houston TX	77063
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (632) 252 7720

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2013 was $106,700 based on a $0.0017 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

563,297,130 common shares as of October 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                                                    TABLE OF CONTENTS

PART I

4

ITEM 1.   BUSINESS

4

ITEM 1A.   RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

8

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  24

ITEM 9A.  CONTROLS AND PROCEDURES

24

ITEM 9B.   OTHER INFORMATION

25

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

25

ITEM 11.  EXECUTIVE COMPENSATION

27

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  29

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  30

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

31

PART IV

31

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31

SIGNATURES

33

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

Corporate History

We were incorporated on December 9, 2009, under the laws of the State of Nevada. We have a wholly-owned subsidiary, Golden Global Mining Corporation, incorporated under the laws of the Province of Alberta. Our principal executive offices are located at 2537 S Gessner Rd., Suite 122, Houston , TX77063. Our telephone number is (832) 252 7720 .The number for our Canadian office is (780) 443 4652 and the direct line for our President and CEO in the US is (713) 502 4230 and our website is www.goldenglobalcorp.com

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

For our fiscal year that ended on June 30, 2014, we remained a junior exploration stage company. We have, however, worked diligently on our preparations to start mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. We still rely upon the sale of our securities to fund those operations, although we were also successful in obtaining private loans to commence preparations for gold mining to start in the spring of 2015.

The McDame property consists of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term aim is to explore and, if warranted, develop further mining by acquiring other leases. We have a copper option in the Democratic Republic of Congo (DRC) which we will explore if we have sufficient capital resources.

Due to our limited capital, we continued on our McDame property, and in mid-April 2014 started working on the final preparations for the start of mining. The machinery, equipment and vehicles needed were installed by June 2014. Production trial runs done though successful in gathering embedded materials also showed that to ensure more efficient production for the long term, the upgrading of two pieces of heavy machinery is needed.

Approval of our placer mining permit though delayed was received on September 25, 2014 and we will now be able to complete our final preparation and machinery purchases in good time for mining to start in the new mining season for this region. in April/May 2015.

More information on the Ministry of Energy and Mines and the placer mining permit we recently obtained which will be valid for a two period is provided in a later section under Government Regulation.

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

Market, Customers and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world, a very sophisticated futures market for the pricing and delivery of future production also exists. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Intellectual Property

We hold copyright in the contents of our website, www.goldenglobalcorp.com. However, certain materials licensed from third parties (such as photographs, for example) may appear on our website from time to time. We have not filed for any protection of our trademark, and we do not have any other intellectual property.

Government Regulation

The British Columbia Ministry of Energy and Mines governs the operations of all mines with in the province of British Columbia. The Federal Government has jurisdiction over the Province regarding fisheries as well as environmental concerns.

There are significant differences in obtaining a permit for a Placer Mine, like the McDame property, verses a permit to hard rock mine. The necessary permitting to hard rock mine can take as long as three years for the operator to become fully permitted, whereas placer mining operations take 30 to 90 days. The reason for this is the wider impact Hard Rock Mining can have on the environment and local communities when compared to placer mining. There is no dangerous chemicals or emission required or allowed to be used in placer mining, and they are a much smaller operation that are usually seasonal compared to hard rock mines that are permanently requiring a large infrastructure.

The first step to be taken in placer mining is to have legal possession of the land to be mined. Then you must apply for a permit and that application is called “Notice of Work and Reclamation Program on a Placer Property”. This application is (presently) forwarded to the Regional Mines Inspector who advises the applicant of any deficiencies and advises of the amount of bonding required for reclamation. The bonding amount is usually based on the amount of surface area disturbed and varies from location to location. It is estimated from past experience that the bonding for the McDame project will be somewhere between $5,000.00 and $10,000.00. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until such time that is completed and approved by the Mines Inspector.

First Nations in Canada are also involved in the approval of all mining permits and have never to date declined the approval of a placer mining permit. Once the Mines Inspector has approved the “Notice of Work and Reclamation Program on a Placer Property” he will authorize the issuance of a permit allowing the applicant to commence operation under the guidelines set forth. These guidelines include, but may not be limited to a closed circuit water system for washing the material being processed and the plant and tailings ponds 100 meter distances from any streams or lakes.

Tailings ponds to be constructed as set forth in the regulations and the mines site kept in a neat and orderly fashion, allowing all equipment to work without endangering operations of one another. There must also be certified environment fuel storage tanks on site and limited fire-fighting equipment such as pick axes, shovels, water spray cans and a first aid attendant with a Level One First Aid Kit, stretcher and backboard available along with Satellite phone communication to local air ambulance and hospitals. The reclamation may be carried out as the mining progresses or at the end of the mining season being no later than November 1st of each year, and in the event of abandonment before equipment is removed from property. The Mines Inspector inspects the mining operation once or twice during an operating year.

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

Employees

As of September 15, 2014, we have two full-time employees. Our President and Chief Executive Officer, Chief Financial Officer, treasurer and secretary, Robert Leyne Lee works full time for the company. Our former President and CEO and Director, John Robert Hope, became Director of our wholly owned subsidiary, Golden Global Mining Corporation after he resigned on September 12, 2013, and also serves as Mining Consultant for the company. His position is full time and he is also responsible for all mining activities that the company may undertake in Africa and/or any other countries.

We currently engage independent contractors in the areas of accounting and legal services. Once our financial situation permits, we plan to engage independent contractors in the areas of marketing, bookkeeping, investment banking and other services, including at least 3 part time consultants who will each focus on sales and marketing, business development and investor  relations.

Research and Development

We have not spent any amounts on items which have been classified as research and development activities in our financial statements during the last three fiscal years.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide our shareholders and investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any firm arrangements in place for any future equity financing.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 2537 S. Gessner Road, Suite 122, Houston, Texas 77063.  No payment is required as the office rental, telephone and internet services are paid for by our President and CEO’s private company that shares this office. Our telephone number is (832) 252 7720.and fax number is (832) 941 0386.

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

The total amount of land covered by the claims and leases we own is approximately 100.0 hectares. The table below presents the details of the McDame concessions.

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

Paleozoic	the era of geologic time, about 570 million to 248 million years ago, during which fish, insects, amphibians, reptiles, and land plants first appeared
Pleistocene	the epoch of geologic time, about 1.6 million to 10,000 years ago, characterized by the disappearance of continental ice sheets and the appearance of humans
Quartz	a common, hard, usually colorless, transparent crystalline mineral with colored varieties
Sandstone	a sedimentary rock made up of particles of sand bound together with a mineral cement
Serpentinite	composed of minerals of the serpentine group. It forms by regional metamorphism of deep-sea rocks from the oceanic mantle
Strata	layers of sediment or layers of sedimentary rock.
Terrane	short-hand term for a tectonostratigraphic terrane, which is a fragment of crustal material formed on, or broken off from, one tectonic plate and accreted or "sutured" to crust lying on another plate.
Triassic	the period of geologic time, 248 million to 206 million years ago, during which reptiles flourished and dinosaurs and evergreen forests first appeared

Term	Definition
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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC market on their OTC Pink sheet tier SEC fully reporting companies. Our Trading symbol is GLDG.

On September  24, 2014, the list of stockholders for our shares of common stock showed _141 registered stockholders and 544,463,797 shares of common stock are outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on December 9, 2009. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

As of June 30, 2014, we have not adopted an equity compensation plan under which our common stock is authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2014

Subsequent Events

Recent Sales of Unregistered Securities

On August 19, 2014, we entered into a securities purchase agreement with KBM Worldwide, Inc The securities purchase agreement allows an issuance and sale to KBM of an unsecured convertible promissory note in a private transaction with a principal amount of $25,000.. The proceeds received from the transaction will be used for general working capital. The convertible promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of February 19, 2015. The principal amount of the convertible promissory note together with interest may be converted into shares of our common stock, par value of $0.0001, at the option of

KBM at a conversion price equal to 41% at the market price for the convertible shares during the ten trading days prior to the conversion..  To date, the convertible promissory note has not been repaid or converted in full.

ITEM 6.   SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2014 and June 30, 2013, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our consolidated audited financial statements are stated in Canadian Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Not accounting for our working capital deficit of $731,336, we require additional funds of approximately $400,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

 If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest significant funds in capital expenditures during the twelve-month period ending June 30, 2015.

General and Administrative Expenses

We expect to spend $120,000 during the twelve-month period ending June 30, 2015, on general and administrative expenses including legal and auditing fees, rent, office equipment and other administrative related expenses.

Product Research and Development

We do not anticipate expending any funds on research and development, manufacturing and engineering over the twelve months ending June 30, 2015.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2015.

Results of Operations for the Years Ended June 30, 2013 and 2014

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2013 and 2014.

Our operating results for the years ended June 30, 2014 and 2013, are summarized as follows:

	Year Ended
	June 30
	2014		2013

Revenue	$	Nil	$	Nil
Operating Expenses		$428,688		$181,158
Net Loss		$(595,074)		$(158,639)

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the year ended June 30, 2014, and June 30, 2013, are outlined in the table below:

	Year Ended
	June 30
	2014	2013

Administration fees	$4,682	$6,300
Consulting fees	$192,448	$48,000
Depreciation	$33,521	$35,090
Professional fees	$57,377	$43,752
Office and general	$130,734	$47,016
Travel expenses	$9,926	$1,000

The increase in operating expenses for the year ended June 30, 2014, compared to fiscal 2013, was due to increased administrative and office and general expenses.  Higher costs were also incurred for consulting and professional fees.

Liquidity and Financial Condition

As of June 30, 2014, our total assets were $192,666, our total liabilities were $924,002 and we had working capital deficit of $731,336.  Our financial statements report a net loss of $595,074 for the year ended June 30, 2014, and a net loss of $158,639 for the year ended June 30, 2013.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows
	At	At
	June 30, 2014	June 30, 2013

Net Cash (Used in) Operating Activities	$(147,377)	$(65,613)
Net Cash Provided by (Used In) Investing Activities	$(110,000)	$45,000
Net Cash Provided by Financing Activities	$293,601	$(3,225)
Cash (decrease) increase during the year	$36,224	$(23,838)

We had cash in the amount of $43,006 as of June 30, 2014 as compared to $6,782 as of June 30, 2013. We had a working capital deficit of $731,336 as of June 30, 2014, compared to working capital deficit of $262,079 as of June 30, 2013.

Our principal sources of funds have been from sales of our common stock and loans from shareholders and investors.

Anticipated Cash Requirements

We estimate that our expenses over the next 12 months will be approximately $225,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	80,000
Exploration expenses	12 months	200,000
Investor relations and capital raising	12 months	40,000
Management and operating costs	12 months	60,000
Salaries and consulting fees	12 months	60,000
Fixed asset purchases	12 months	10,000
General and administrative expenses	12 months	20,000
Total		470,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $470,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, and depending on the amount of financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Global Corp. (An Exploration Stage Company):

We have audited the accompanying consolidated balance sheets of Golden Global Corp. and its subsidiary (the "Company") as of June 30, 2014 and 2013, and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Golden Global Corp. and its subsidiary as of June 30, 2014 and 2013, and the results of their operations and their cash flows for the years ended June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, at June 30, 2014, the Company had not yet achieved profitable operations and has accumulated losses of $1,570,434 since its inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Canada

October 13, 2014

Chartered Accountants

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
Stated in Canadian dollars
	June 30, 2014	June 30, 2013
ASSETS

Current
Cash and cash equivalents	$ 43,006	$ 6,782
Sales tax and other receivable	2,787	19

Total current assets	45,793	6,801

Property and equipment
Property and Equipment (Note 3)	126,861	50,383
Mineral properties, unproven (Note 4)	20,012	20,012

Total property and equipment	146,873	70,395

Total Assets	192,666	$ 77,196

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 72,632	$ 55,936
Due to related parties (Note 5)	332,747	171,031
Notes payable (Note 6)	153,750	-
Fair value of embedded derivative (Note 7)	341,002	95,344
Dividend payable	23,871	16,964

Total Liabilities	924,002	339,275
Going concern (Note 1)

STOCKHOLDERS' DEFICIT

Capital Stock (Note 8)
Authorized:
1,500,000,000 common stock with a par value of $0.0001
Outstanding
144,049,894 common stock (2013 - 46,113,507) (Note 8)	14,405	4,612
Additional paid in capital	748,729	625,798
Deficit accumulated during the exploration stage	(1,570,434)	(968,453)

	(807,300)	(338,043)
Equity attributable to noncontrolling interest	75,964	75,964
Total Stockholders' Deficit	(731,336)	(262,079)

Total Liabilities and Stockholders' Equity	$ 192,666	$ 77,196

The accompanying notes are an integral part of the consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
Stated in Canadian dollars
	For the year ended June 30, 2014	For the year ended June 30, 2013

Expenses
Administration fees	$ 4,682	$ 6,300
Consulting fees	192,448	48,000
Depreciation	33,521	35,090
Professional fees	57,377	43,752
Office and general	130,734	47,016
Travel expenses	9,926	1,000
	(428,688)	(181,158)

Other items
Foreign exchange loss	(51,775)	(3,099)
Gain on sale of property and equipment	-	28,509
Gain / (loss) on change in fair value of embedded derivative	(106,474)	20,230
Impairment of mineral properties	-	(23,184)
Financing cost	(8,224)	-
Interest income	87	63

Net loss and comprehensive loss for the year	(595,074)	(158,639)
Preferred shares dividend	(6,907)	(6,907)

Attributed to common stockholders	$ (601,981)	$ (165,546)

Basic and diluted loss per share	$ (0.008)	$ (0.004)

Weighted average number of shares outstanding	71,815,641	44,024,621
The accompanying notes are an integral part of the consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
Stated in Canadian dollars

			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, July 1, 2012	37,647,417	$ 3,765	$ 576,250	$ (802,907)	$ (222,892)	$ 75,964	$ (146,928)

Issuance of common shares, cash	2,500,000	250	37,250	-	37,500	-	37,500

Issuance of common shares, consulting services	5,966,090	597	12,298	-	12,895	-	12,895

Dividend	-	-	-	(6,907)	(6,907)	-	(6,907)

Net loss and comprehensive loss	-	-	-	(158,639)	(158,639)		(158,639)

Balance, June 30, 2013	46,113,507	$ 4,612	$ 625,798	$ (968,453)	$ (338,043)	$ 75,964	$ (262,079)

Issuance of common shares, consulting services	12,000,000	1,200	30,081	-	31,281	-	31,281

Issuance of common shares, note conversion	85,936,387	8,593	92,850	-	101,443	-	101,443

Dividend	-	-	-	(6,907)	(6,907)	-	(6,907)

Net loss and comprehensive loss	-	-	-	(595,074)	(595,074)	-	(595,074)

Balance, June 30, 2014	144,049,894	$ 14,405	$ 748,729	$ (1,570,434)	$ (807,300)	$ 75,964	$ (731,336)

The accompanying notes are an integral part of the consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Stated in Canadian dollars
	For the year ended June 30, 2014	For the year ended June 30, 2013
Operating activities
Net loss for year	$ (595,074)	$ (158,639)
Share-based payment for consulting expenses	31,281	37,500
Non cash interest	3,750
Depreciation	33,521	35,090
Gain / (Loss) on change in fair value of embedded derivative	365,217	(20,230)
Gain on sale of property and equipment	-	(28,509)
Foreign exchange loss	-	3,083
Impairment of assets	-	23,184
Changes in non-cash working capital balances
Sales tax and other receivable	(2,768)	753
Accounts payable and accrued liabilities	16,696	42,155
Net cash used in operating activities	(147,377)	(65,613)

Financing activities
Issuance of capital stock	-	595
Advance from (repayment to) related parties	150,000	(13,037)
Proceeds from convertible promissory notes	143,601	9,217
Net cash proved by (used in) financing activities	293,601	(3,225)

Investing activities
Purchase of equipment	(110,000)	-
Sale of equipment	-	45,000
Net cash used in investing activities	(110,000)	45,000

Increase (decrease) in cash and cash equivalents during the year	36,224	(23,838)
Cash and cash equivalents, beginning of the year	6,782	30,620
Cash and cash equivalents, end of the year	$ 43,006	$ 6,782

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the year ended June 30, 2014

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2014, the Company had not yet achieved profitable operations and has accumulated losses of $1,570,434 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (”U.S. GAAP”). These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions are eliminated upon consolidation.

Functional Currency

The functional currency for both the Company and its subsidiary is the Canadian dollar. All amounts shown on these statements are stated in Canadian dollars.

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
For the year ended June 30, 2014

Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2014, all cash amounts deposited in accounts were federally insured.  There were no US cash equivalents as at June 30, 2014 and 2013.

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

Cash and cash equivalents are measured using level 1 inputs.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the year ended June 30, 2014

Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value (continued)

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

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities, due to related parties, notes payable and dividend payable, approximate fair value due to the short-term nature of these instruments.

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
For the year ended June 30, 2014

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
For the year ended June 30, 2014

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
For the year ended June 30, 2014

Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

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

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the year ended June 30, 2014

Stated in Canadian dollars

Note 3 – Property and Equipment

As at June 30, 2014

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,522	$823
Mining equipment	258,938	133,006	125,932
Computers	1,063	957	106
	$262,346	$135,485	$126,861

As at June 30, 2013

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,053	$1,292
Mining equipment	148,938	100,166	48,772
Computers	1,063	744	319
	$152,346	$101,963	$50,383

Note 4 – Mineral Properties

During the year ended June 30, 2014, the Company did not make any payment in relations to mineral claims (2013 - $20,012).

Note 5 – Due to Related Parties

During the year ended June 30, 2014, the Company incurred an expense of $198,533 for management and consulting expense to company’s officers (2013 - $48,000).

At June 30, 2014 included in due to related parties was US$154,000 (C$164,366) that related to consulting services provided to the Company. Subsequent to year end the Company paid this related party payable through the issuance of 110,000,000 common shares.

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

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the year ended June 30, 2014

Stated in Canadian dollars

Note 6 –Notes payable

On September 6, 2013, the Company entered into a loan agreement for a $30,000 loan using equipment as collateral.  The loan bears interest at an annual rate of 30% and had an original maturity date of February 9, 2014.  The principal of the loan can be paid off at anytime during the period of the loan at the election of the Company with interest bears in full for the 5 month term of the loan.  In the event the loan is not paid by the maturity date, the collateral assets will become the property for the loaner and no interest is due. Upon further negotiations, the maturity date of the loan was extended to April 30, 2014. At June 30, 2014 this loan had been settled and the accrued interest of $3,750 has been included as part of the new loan agreement entered into on April 28, 2014.

On April 28, 2014, the Company entered into a loan agreement for a $150,000 with $100,000 to be used towards the purchase of equipment and the balance towards operations. The loan bears interest at an annual rate of 12% and matures on November 30, 2014.

The terms of repayments are as follows:

a)

10% of the gold recovered from the operation up to a value of $1,500 per month will be applied towards interest and the remaining towards the principal.

b)

The Company issued 3,000,000 restricted common shares on May 1, 2014 to the lender which becomes eligible to become free trading on or before November 1, 2014. If the shares at the time of becoming free trading are not $0.06 or greater, then the following repayment process will be followed:

•

Proceeds from mining operations.

•

If the proceeds from the mining operations are not sufficient then repayment will come from the proceeds from the issuance of free trading shares to raise capital.

•

Proceeds from additional financing.

c)

If the above repayment process cannot be followed equipment will be used to fulfill the repayment obligation.

Note 7 – Convertible Promissory Notes

On March 14, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$37,500 (C$37,256). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of December 19, 2012. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of US$12,600 (C$12,944)  has been added to the principal balance of the note.  As of June 31, 2014, conversions amount to US$51,600 (C$53,274) have been recorded and 40,767,015 shares of the Company’s common stock have been issued as a result of the conversions.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the year ended June 30, 2014

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On May 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,500 (C$42,037). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of February 4, 2013. The principal amount of this promissory note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of US$21,250 (C$21,830) has been added to the principal balance of the note. As at June 30, 2014, conversions amount to US$46,655 (C$48,169) have been recorded and 48,135,462 shares of the Company’s common stock have been issued as a result of the conversion.

On November 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$9,250 (C$9,217). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of August 6, 2013. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to forty percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of US$4,625 (C$4,751) has been added to the principal balance of the note.

On October 25, 2013, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,000 (C$16,720). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of July 29, 2014. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to thirty percent at the average market price during the 10 trading days prior to the conversion.

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,500 (C$18,259). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to thirty five percent at the market price, which is the average of the lowest three trading prices during the 10 trading days prior to the conversion.

On April 7, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$32,500 (C$35,656). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of January 9, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.0001 at the option of the lender at a conversion price equal to forty one percent at the market price, which is the average of the lowest three trading prices during the 10 days prior to the conversion.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the year ended June 30, 2014

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,000 (C$45,793). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion.

On May 27, 2014, the Company entered into a securities purchase agreement to issue two unsecured convertible promissory note with a principal amount of US$25,000 (C$27,173) each. This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of May 27, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at June 30, 2014 was $341,002 (June 30, 2013 - $95,344). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet.

As at June 30, 2014, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $21,112 (June 30, 2013 - $6,228).

Note 8 - Capital Stock

On November 18, 2013, the Company issued 12,000,000 common stocks in lieu of cash payment for consulting services valued at US$30,000(C$31,281).

During the quarter ended December 31, 2013, the Company issued 4,651,261 common stocks as a result of the partial conversion of US$7,200 (C$7,554) of the unsecured promissory note dated March 14, 2012.

During the quarter ended March 31, 2014, the Company issued 19,857,677 common stocks as a result of the partial conversion of US$23,645 (C$26,160) of the unsecured promissory note dated March 14, 2012.

During the quarter ended June 30, 2014, the Company issued 61,427,449 common stocks as a result of the partial conversion of US$55,110 (C$60,233) of the unsecured promissory note dated March 14, 2012.

As of June 30, 2014, there are no share options or warrants outstanding.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the year ended June 30, 2014

Stated in Canadian dollars

Note 9 – Income Taxes

Potential benefits of income tax losses have not been recognized in these financial statements  because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from that which would be expected by applying the effective rates to net loss as follows:

	Year ended June 30, 2014	Year ended June 30, 2013
Net loss for the period – attributed to common shareholders	$(601,981)	$(165,546)
Statutory and effective rates	25%	25%
Income tax recovery at effective rate	$(150,495)	$(41,387)
Effect of deductible and non-deductible amounts	26,423	13,085
Change in valuation allowance	124,072	28,302
Corporate income tax recovery recognized in the accounts	$-	$-

The Company has accumulated net operating losses totaling approximately $1,180,000 for income tax purposes which expire in the years from 2031 to 2034. The components of the net deferred tax asset at June 30, 2014 and are below:

	June 30, 2014	June 30, 2013
Non-capital losses carried forward	$351,725	$224,287
Share issue costs	518	1,038
Equipment	2,950	5,796
Deferred tax asset value	355,193	231,121
Valuation allowance	(355,193)	(231,121)
Deferred tax assets recognized	$-	$-

Note 10 – Subsequent Events

Convertible Promissory Note

On August 19, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$25,000 (C$27,173) each. This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of May 21, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.0001 at the option of the lender at a conversion price equal to forty one percent at the market price, which is the average of the lowest three trading prices during the 10 days prior to the conversion.

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

ITEM 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.

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

Management has conducted, with the participation of our president and chief financial officer (our principal executive officer, principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated

Framework. Based on this assessment, management concluded that as of June 30, 2014, our company’s internal control over financial reporting was effective.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Robert Leyne Lee	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	72	September 12, 2013

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

Robert Leyne Lee- President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Mr. Lee has extensive experience in the tree crop sector in Southeast Asia and was a registered consultant with the World Bank and the other affiliated regional Banks.  He served as an independent consultant for finance and business development for companies in the US and many countries worldwide.  For the last 15 years he worked with OTCBB and OTC market companies as Consultant, Advisor and CEO.  Mr. Lee served as an officer and director of Empyrean Holdings, Inc. (now American Asset Development, Inc.) from March, 2001 until July 2010.

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

Our Code of Ethics and Business Conduct was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Annual Report on Form 10-K on October 13, 2011. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Golden Global Corp. 2537 S. Gessner Rd., Suite 122, Houston, TX 77063

ITEM 11.  EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)

Our principal executive officer;

(b)

Our mining consultant and director of our wholly subsidiary Golden Global Mining Corporation at the end of the years ended June 30, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Leyne Lee(1) President, CEO, CFO, Treasurer, Secretary	2014 2013	22,707 0	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	0 0	22,707 22,707
John Robert Hope(2) Mining Consultant, Director, GG MC	2014 2013	19,682 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$0 $14,000(3)	19.682 $14,000

(1)

Robert Leyne Lee was appointed as our president, chief executive officer and director on September 12, 2013

(2)

Since his resignation on September 12 2013, as our president, chief executive officer and director, John Robert Hope has served as Mining Consultant and Director of our wholly owned subsidiary, Golden Global Mining Corporation. (GGMC)

Robert Leyne Lee is compensated US $3,000 in cash per month and US$2,000 per month in company stock to serve as President and CEO and Director, Chief Financial Officer, Treasurer and Secretary.  Mr. Lee will continue in his position till a review is undertaken at the end on 2015. For the fiscal year he was issued 37,818,181 common shares in lieu of compensation.

John Robert Hope who now serves as Director of Golden Global Mining Corporation and Mining Consultant to the company will be paid $5,000 per month in cash and company stock with the divided amounts to be decided by the Board of Directors.

Due to the company’s financial constraints since late 2010, Mr. Hope decided voluntarily not to be paid his monthly consulting fee of $3,500 for his services as President and CEO since January 1, 2011. Tthe Board approved the issue of 105,000,000 restricted share to Mr. Hope in July 2014. The shares represent the payment for 24 months of his services for the period January 2011 till December 2012 or $84,000.

Stock Options/SAR Grants

Effective April 9, 2014, our company adopted a 2014 Employee and Consultant Stock Compensation Plan. The number of shares of common stock of our company that are available for issuance under the Plan are 20,000,000 shares of our common stock, $0.0001 par value.

During the period from inception to June 30, 2014, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended June 30, 2014 or June 30, 2013, by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2014.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 10, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Owner(1)	Class
Robert Leyne Lee 2537 S. Gessner Rd., Suite 122, Houston, TX 77063	37,818,181 Common	11.59%
All Officers and Directors As a Group	37,818,181	11.59%
John Robert Hope 17412 105 Avenue NW, Suite 201 Edmonton, Alberta, T5S 1G4	142,818,181 common shares	43.76%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 242014. As at September _242014, there were 544,463,797 shares of our company’s common stock issued and outstanding.

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

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2014, and for fiscal year ended June 30, 2013, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2014 ($)	2013 ($)
Audit Fees	$12,000	$12,000
Audit Related Fees	$16,000	$16,000
Tax Fees	-	-
All Other Fees	-	-
Total	$30,000	$30,000

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
Dated this 13th October, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GOLDEN GLOBAL CORP.

/s/ Robert Leyne Lee
Robert Leyne Lee
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director
Dated this 13th October, 2014