Form 10-Q
period 2014-09-30
GOLDEN GLOBAL CORP.
filed 2015-04-06
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

☐

Yes

☒

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

As of September 30, 2014, there were 563,297,130 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Balance Sheets
Stated in Canadian dollars
	September 30, 2014 (Unaudited)	June 30, 2014 (Audited)
ASSETS
Current
Cash and cash equivalents	$ 18,939	$ 43,006
Sales tax and other receivable	2,787	2,787
Total current assets	21,726	45,793
Property and equipment
Property and Equipment (Note 3)	113,744	126,861
Mineral properties, unproven (Note 6)	20,012	20,012
Total property and equipment	133,756	146,873
Total Assets	$ 155,482	$ 192,666

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 100,952	$ 72,632
Due to related parties (Note 5)	198,982	332,747
Notes payable (Note 6)	161,345	153,750
Fair value of embedded derivative (Note 7)	1,451,609	341,002
Dividend payable	25,593	23,871
Total Liabilities	1,938,481	924,002
Going concern (Note 1)
STOCKHOLDERS' EQUITY
Capital Stock (Note 8)
Authorized:
2,000,000,000 (June 30, 2014 – 1,500,000) with a par value of $0.0001
Outstanding but not issued
563,297,130 common stock (2014 - 144,049,894) (Note 8)	56,329	14,405
Additional paid in capital	905,047	748,729
Deficit accumulated during the exploration stage	(2,820,339)	(1,570,434)
	(1,858,963)	(807,300)
Equity attributable to non-controlling interest	75,964	75,964
Total Stockholders' Equity	(1,782,999)	(731,336)
Total Liabilities and Stockholders' Equity	$ 155,482	$ 192,666

The accompanying notes are an integral part of the consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Operations
(Unaudited)
Stated in Canadian dollars
	Three months ended September 30, 2014	Three months ended September 30, 2013

Expenses
Administration fees	$ -	$ 475
Consulting fees	216,600	-
Depreciation	13,117	7,618
Professional fees	7,844	6,740
Office and general	26,897	6,218
Travel expenses	800	-
	(265,258)	(21,051)

Other items
Foreign exchange loss	(47,425)	-
Gain / (Loss) on change in fair value of embedded derivative	(935,500)	16,408
Interest income	-	17

Net loss and comprehensive loss for the period	(1,249,183)	(4,626)
Preferred shares dividend	(1,722)	(1,741)

Attributed to common stockholders	$ (1,249,905)	$ (6,367)

Basic and diluted income (loss) per share	$ (0.009)	$ (0.000)

Weighted average number of shares outstanding	144,049,894	46,113,507

The accompanying notes are an integral part of the consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Stockholders' Equity
(Unaudited)
Stated in Canadian dollars

			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, July 1, 2013	46,113,507	$ 4,612	$ 25,798	$ (968,453)	$ (338,043)	$ 75,964	$ (262,079)

Issuance of common shares, consulting services	12,000,000	1,200	30,081	-	31,281	-	31,281

Issuance of common shares, note conversion	85,936,387	8,593	92,850	-	101,443	-	101,443

Dividend	-	-	-	(6,907)	(6,907)	-	(6,907)

Net loss and comprehensive loss	-	-	-	(595,074)	(595,074)	-	(595,074)

Balance, June 30, 2014	144,049,894	$ 14,405	$ 748,729	$ (1,570,434)	$ (807,300)	$ 75,964	$ (731,336)

Issuance of common shares, consulting services	168,636,362	16,863	126,529	-	143,392	-	143,392

Issuance of common shares, note conversion	250,610,874	25,061	29,789	-	54,850	-	54,850

Dividend	-	-	-	(1,722)	(1,722)	-	(1,722)

Net loss and comprehensive loss	-	-	-	(1,248,183)	(1,248,183)	-	(1,248,183)

Balance, September 30, 2014	563,297,130	$ 56,329	$ 905,047	$ (2,820,339)	$ (1,858,963)	$ 75,964	$(1,782,999)

The accompanying notes are an integral part of the consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Cash Flows
(Unaudited)
Stated in Canadian dollars
	Three months ended September 30, 2014	Three months ended September 30, 2013
Operating activities
Net loss for period	$ (1,248,183)	$ (4,626)
Non-cash payment for consulting expenses	161,055	-
Depreciation	13,117	7,618
Gain / (Loss) on change in fair value of embedded derivative	935,500	(16,408)
Foreign exchange loss	59,366	-
Prepaid expenses	-	(9,887)
Changes in non-cash working capital balances
Sales tax and other receivable	-	(18)
Accounts payable and accrued liabilities	28,320	1,593
Note payable	7,595	-
Net cash used in operating activities	(43,230)	(21,728)

Financing activities
Advance from (payment to) related parties	19,163	(150)
Proceeds from convertible promissory notes	-	30,000
Net cash provided by (used in) financing activities	19,163	29,850

Increase (decrease) in cash and cash equivalents during the period	(24,067)	8,122
Cash and cash equivalents, beginning of the period	43,006	6,782
Cash and cash equivalents, end of the period	$ 18,939	$ 14,904

Supplemental cash flow information

- Income taxes paid	$ -	$ -
- Interest paid	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2014

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2014, the Company had not yet achieved profitable operations and has accumulated losses of $2,820,339 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The unaudited condensed financial statements included herein have been prepared by Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, filed with the SEC.

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
For the three months ended September 30, 2014

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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ended June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers: Topic 606”(“ASU 2014-9”). ASU 2014-9 is intended to enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, improve disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and provide guidance for transactions that are not currently addressed comprehensively. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods therein, and does not allow for early adoption. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company has begun the evaluation of the impact that the standard will have on its consolidated financial statements but has not yet selected a transition method.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2014

(Unaudited)

Stated in Canadian dollars

Note 3 – Property and Equipment

As at September 30, 2014

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,640	$705
Mining equipment	258,938	145,952	112,986
Computers	1,063	1,010	53
	$262,346	$148,602	$113,744

As at June 30, 2014

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,522	$823
Mining equipment	258,938	133,006	125,932
Computers	1,063	957	106
	$262,346	$135,485	$126,861

Note 4 – Mineral Properties

During the period ended September 30, 2014, the Company did not make any payment in relations to mineral claims (2013 - $20,012).

Note 5 – Due to Related Parties

During the period ended September 30, 2014, the Company issued 168,636,362 common shares for $164,366 (US$154,000) previously accrued consulting fees.  Of the shares issued, 105,000,000 were issued at $0.0008 per common shares and 63,636,362 were issued at $0.0011 per common shares.  Additionally, the Company incurred $32,676 (US$30,000) in consulting fees to related parties.

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

Note 6 –Notes payable

On September 6, 2013, the Company entered into a loan agreement for a $30,000 loan using equipment as collateral.  The loan bears interest at an annual rate of 30% and had an original maturity date of February 9, 2014.  The principal of the loan can be paid off at anytime during the period of the loan at the election of the Company with interest bears in full for the 5 month term of the loan.  In the event the loan is not paid by the maturity date, the collateral assets will become the property of the loaner, and no interest is due. Upon further negotiations, the maturity date of the loan was extended to April 30, 2014. At June 30, 2014 this loan had been settled and the accrued interest of $3,750 has been included as part of the new loan agreement entered into on April 28, 2014.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2014

(Unaudited)

Stated in Canadian dollars

Note 6 –Notes payable (continued)

On April 28, 2014, the Company entered into a loan agreement for a $150,000, with $100,000 to be used towards the purchase of equipment and the balance towards operations. The loan bears interest at an annual rate of 12% and matures on November 30, 2014.

The terms of repayments are as follows:

a)	10% of the gold recovered from the operation up to a value of $1,500 per month will be applied towards interest and the remaining towards the principal.

b)

The Company issued 3,000,000 restricted common shares on May 1, 2014, to the lender which becomes eligible to become free trading on or before November 1, 2014. If the shares at the time of becoming free trading are not $0.06 or greater, then the following repayment process will be followed:

•	Proceeds from mining operations.
•	If the proceeds from the mining operations are not sufficient then repayment will come from the proceeds from the issuance of free trading shares to raise capital.
•	Proceeds from additional financing.

c)	If the above repayment process cannot be followed equipment will be used to fulfill the repayment obligation.

As the maturity date of the loan has passed, the Company is renegotiating the term with the lender.

Note 7 – Convertible Promissory Notes

On March 14, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$37,500 (C$37,256). This promissory note bears interest at an annual rate of 8%, which is to be paid with principal in full on the maturity date of December 19, 2012. The principal amount of the Note, together with interest may be converted into shares of common stock, par value of $0.0001, at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of US$12,600 (C$12,944) has been added to the principal balance of the note.  As of September 30, 2014, conversions amount to US$51,600 (C$53,274) have been recorded and 40,767,015 shares of the Company’s common stock were issued as a result of the conversions.  As a result, this note has been fully settled.

On May 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,500 (C$42,037). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of February 4, 2013. The principal amount of this promissory note, together with interest may be converted into shares of common stock, par value of $0.0001, at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of US$21,250 (C$21,830) has been added to the principal balance of the note. As at September 30, 2014, conversions amount to US$63,750 (C$69,441) have been recorded and 81,837,976 shares of the Company’s common stock were issued as a result of the conversion. As a result, this note has been fully settled.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2014

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On November 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$9,250 (C$9,217). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of August 6, 2013. The principal amount of the Note, together with interest may be converted into shares of common stock, par value of $0.0001, at the option of the lender at a conversion price equal to forty percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of US$4,625 (C$4,751) has been added to the principal balance of the note.  As at September 30, 2014, conversions amount to US$13,875 (C$15,164) have been recorded and 47,533,036 shares of the Company’s common stock were issued as a result of the conversion. As a result, this note has been fully settled.

On October 25, 2013, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,000 (C$16,720). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of July 29, 2014. The principal amount of the Note, together with interest may be converted into shares of common stock, par value of $0.0001, at the option of the lender at a conversion price equal to thirty percent at the average market price during the 10 trading days prior to the conversion.  As the maturity date for the note has passed, a penalty of US$8,000 (C$8,613) has been added to the principal balance of the note.  As at September 30, 2014, conversions amount to US$19,385 (C$21,226) have been recorded and 169,375,324 shares of the Company’s common stock were issued as a result of the conversion.

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,500 (C$18,259). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the Note, together with interest may be converted into shares of common stock, par value of $0.0001, at the option of the lender at a conversion price equal to thirty five percent at the market price, which is the average of the lowest three trading prices during the 10 trading days prior to the conversion.  Subsequent to the period, the note has matured unpaid.  As a result, a penalty of US$5,473 (C$6,209) has been added to the principal balance of the note.

On April 7, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$32,500 (C$35,656). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of January 9, 2015. The principal amount of the note, together with interest may be converted into shares of common stock, par value of $0.0001, at the option of the lender at a conversion price equal to forty one percent at the market price, which is the average of the lowest three trading prices during the 10 days prior to the conversion. Subsequent to the period, the note has matured unpaid.  As a result, a penalty of US$16,250 (C$19,268) has been added to the principal balance of the note.

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,000 (C$45,793). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note, together with interest may be converted into shares of common stock, par value of $0.001, at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2014

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On May 27, 2014, the Company entered into a securities purchase agreement to issue two unsecured convertible promissory note with a principal amount of US$25,000 (C$27,173) each. This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of May 27, 2015. The principal amount of the note, together with interest may be converted into shares of common stock, par value of $0.001, at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion

On August 1, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$147,500 (C$161,055).  This promissory note represent consulting fee paid for investor relation services up to July 31, 2015.  As of September 30, 2014, US$158,000 (C$160,984) has been expensed as non-cash consulting fee. This promissory note bears interest at an annual rate of 8%, which is to be paid with principal in full and interest on the maturity date of August 1, 2015. The principal amount of the note, together with interest may be converted into shares of common stock, par value of $0.0001, at the option of the lender at a conversion price equal to fifty percent at the market price during the 10 days prior to the conversion, or at $0.00005 per share if the stock traded below $0.0001.

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at September 30, 2014 was $1,451,609 (June 30, 2014 - $341,002). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet.

As at September 30, 2014, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $25,244. (June 30, 2014 - $20,662).

Note 8 - Capital Stock

During the quarter ended December 31, 2013, the Company issued 4,651,261 common stocks as a result of the partial conversion of US$7,200 of the unsecured promissory note dated March 14, 2012.

During the quarter ended March 31, 2014, the Company issued 19,857,677 common stocks as a result of the partial conversion of US$23,645 of the unsecured promissory note dated March 14, 2012.

During the quarter ended June 30, 2014, the Company issued 61,427,449 common stocks as a result of the partial conversion of US$55,110 of the unsecured promissory note dated March 14, 2012.

During the quarter ended September 30, 2014, the Company issued 250,610,874 common stocks as a result of the conversion of US$45,065 of unsecured promissory notes dated March 14, 2012, May 2, 2012 and November 2, 2012.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2014

(Unaudited)

Stated in Canadian dollars

Note 8 - Capital Stock (continued)

During the quarter ended September 30, 2014, the Company issued 168,636,362 common shares for $164,366 (US$154,000) previously accrued consulting fee payable to related parties.  Of the share issued, 105,000,000 were issued at $0.0008 per common shares and 63,636,362 were issued at $0.0011 per common shares.

As of September 30, 2014, there are no share options or warrants outstanding.

Note 9 – Subsequent events

On November 18, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$18,000 (C$20,349). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 18, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.001 at the option of the lender at a conversion price equal to sixty percent of the lowest closing price bid during the 18 days prior to the conversion.

On December 2, 2014, the Company issued 615,000,000 common shares in lieu of payment for consulting fee of $69,655 (US$61,500), payable to related parties at $0.0001 per common share.

On December 8, 2014, the Company issued 15,000,000 common shares in lieu of payment for investor relations and marketing services of US$4,500 at $0.0003 per common share.

On December 10, 2014, the Company’s shareholders issue a written consent to approve, effective on December 10, 2014, the reverse split of the Company’s common stock on a ratio of 1 new share for each 100 old shares. Subsequent to the reverse split, the Company had 14,873,382 common shares outstanding on December 10, 2014.

On February 20, 2015, the Company issued a convertible debenture for the gross proceed of US$25,000.  The debenture matures on February 20, 2016.  The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$37,500 with 8% annual interest upon maturity.

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

Due to our limited capital, we have focused on our McDame property. Approval of our placer mining permit, though delayed, was received on September 25, 2014, and we will now be able to complete our final preparation and machinery purchases in time for mining to start in the new mining season for this region in late Spring or early Summer 2015, assuming we raise sufficient capital to proceed..  Our trial runs have been successful, but our mining consultant has recommended that the upgrading of two pieces of heavy machinery is needed to maximize production efficiency and reduce costs.  We will proceed with these purchases if we raise sufficient capital to proceed.  Gold mining is high risk business, and until mining commences and the gold is recovered, we cannot be considered a revenue producing company.  We will continue in our efforts to raise additional debt and /or equity capital from private investors to plan for expansion or diversification.

As of September 30, 2014, the Company has generated no revenues and has sustained net losses for the period ended September 30, 2014, of $1,249,183.  Our expenses for the three month period ended September 30, 2014, were $265,258, compared to $21,051 for the three month period ended September 30, 2013.  The increase in expenses largely occurring during the 1st .quarter ended September 30, 2014 was due to an increase in administrative fees and expenses.

Mining lease acquisition under consideration.

Our mining consultant has inspected a very promising gold mining lease located about 70 miles from our McDame mining operations. From past reports and based on a visual inspection, we have decided to try and obtain an option to consider the purchase of this property. This will allow us to do follow-up inspections and closer assessments before making a decision on its purchase. Expansion of our operations is always dependent on the ability for us to raise sufficient financing.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2014, the company entered into a Convertible Redeemable Note for the principle amount of $147,500 (C$161,055) that bears interest at an annual rate of 8% per annum. The principal and interest is to be paid in full on the maturity date of August 1, 2015. The Note holder is, however, entitled, at its option, to convert the principal and interest into common stock, par value $0.0001, at a conversion price of  50% of the lowest trading price 20 trading days prior to the conversion,

On November 18, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US18,000 (C$20,349). This promissory note bears interest at an annual rate of 8%, which is to be paid with principal in full on the maturity date of November 18, 2015. The principal amount of this promissory note, together with interest may be converted into shares of common stock, par value of $0.0001, at the option of the lender at a conversion price equal to 40% of the market price during the 18 trading days prior to the conversion.

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

Date: April 2, 2015