Form 10-Q
period 2014-12-31
GOLDEN GLOBAL CORP.
filed 2015-04-22
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

As of April 17, 2015, there were 14,873,382 shares of the Company’s common stock issued and outstanding.

The accompanying notes are an integral part of the consolidated financial statements

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Balance Sheets
Stated in Canadian dollars
	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$ 7,132	$ 43,006
Prepaid and retainer	10,000	-
Sales tax and other receivable	2,787	2,787
Total current assets	19,919	45,793
Property and equipment
Property and Equipment (Note 3)	101,008	126,861
Mineral properties, unproven (Note 6)	20,012	20,012
Total property and equipment	121,020	146,873
Total Assets	$ 140,939	$ 192,666

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 87,748	$ 72,632
Due to related parties (Note 5)	196,985	332,747
Note payable (Note 6)	165,882	153,750
Fair value of embedded derivative (Note 7)	1,161,156	341,002
Dividend payable	27,353	23,871
Total Liabilities	1,639,124	924,002
Going concern (Note 1)

STOCKHOLDERS' EQUITY
Capital Stock (Note 8)
Authorized:
4,500,000 (June 30, 2014 – 1,500,000) with a par value of $0.0001
Outstanding but not issued
14,873,382 common stock (2014 - 1,440,499) (Note 8)	148,733	14,405
Additional paid in capital	1,046,085	748,729
Deficit accumulated during the exploration stage	(2,768,967)	(1,570,434)
	(1,574,149)	(807,300)
Equity attributable to noncontrolling interest	75,964	75,964
Total Stockholders' Equity	(1,498,185)	(731,336)
Total Liabilities and Stockholders' Equity	$ 140,939	$ 192,666

The accompanying notes are an integral part of the consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Operations
(Unaudited)
Stated in Canadian dollars
	Three months ended December 31, 2014	Three months ended December 31, 2013	Six months ended December 31, 2014	Six months ended December 31, 2013

Expenses
Administration fees	$ -	$ 2,297	$ -	$ 2,772
Consulting fees	70,705	37,080	287,305	37,080
Depreciation	13,138	7,617	26,255	15,235
Professional fees	8,082	8,012	15,926	14,752
Office and general	3,783	13,169	30,680	19,370
Stock-based compensation	141,106	-	141,106	-
Travel expenses	-	-	800	-
	(236,814)	(68,175)	(502,072)	(89,209)

Other items
Foreign exchange loss	(43,585)	-	(91,010)	-
Gain on sale of property and equipment	-	-	-	-
Gain / (Loss) on change in fair value of embedded derivative	348,353	7,579	(587,147)	23,987
Impairment of assets	-	-	-	-
Loan penalties	(14,822)	(39,525)	(14,822)	(39,525)
Interest income	-	-	-	-

Net loss and comprehensive loss for the period	53,132	(100,121)	(1,195,051)	(104,747)
Preferred shares dividend	(1,760)	(1,741)	(3,482)	(3,482)

Attributed to common stockholders	$ 51,372	$ (101,862)	$ (1,198,533)	$ (108,229)

Basic and diluted income (loss) per share	$ 0.005	$ (0.188)	$ (0.187)	$ (0.216)

Weighted average number of shares outstanding	9,359,174	542,549	6,409,995	501,842

The accompanying notes are an integral part of the consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Stockholders' Equity
(Unaudited)
Stated in Canadian dollars

			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, July 1, 2013	461,288	$ 4,612	$ 625,798	$ (968,453)	$ (338,043)	$ 75,964	$ (262,079)

Issuance of common shares, consulting services	120,000	1,200	30,081	-	31,281	-	31,281

Issuance of common shares, note conversion	859,366	8,593	92,850	-	101,443	-	101,443

Dividend	-	-	-	(6,907)	(6,907)	-	(6,907)

Net loss and comprehensive loss	-	-	-	(595,074)	(595,074)	-	(595,074)

Balance, June 30, 2014	1,440,654	$ 14,405	$ 748,729	$ (1,570,434)	$ (807,300)	$ 75,964	$ (731,336)

Issuance of common shares, consulting services	7,986,364	79,864	280,350	-	360,214	-	360,214

Issuance of common shares, note conversion	5,446,364	54,464	17,006	-	71,470	-	71,470

Dividend	-	-	-	(3,482)	(3,482)	-	(3,482)

Net loss and comprehensive loss	-	-	-	(1,195,051)	(1,195,051)	-	(1,195,051)

Balance, December 31, 2014	14,873,382	$ 148,733	$ 1,046,085	$ (2,768,967)	$ (1,574,149)	$ 75,964	$ (1,498,185)

The accompanying notes are an integral part of the consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Cash Flows
(Unaudited)
Stated in Canadian dollars

	Six months ended December 31, 2014	Six months ended December 31, 2013
Operating activities
Net loss for period	$ (1,195,051)	$ (108,229)
Non-cash payment for consulting expenses	235,030	31,281
Stock-based compensation	141,106	-
Depreciation	26,255	15,235
Gain / (Loss) on change in fair value of embedded derivative	587,147	(23,987)
Gain on sale of property and equipment	-	-
Foreign exchange loss	87,265	-
Loan penalties	14,822	39,525
Changes in non-cash working capital balances
Sales tax and other receivable	-	(18)
Prepaid expenses	(10,000)	-
Accounts payable and accrued liabilities	15,116	(16,060)
Due to related parties	30,344	10,486
Note payable	12,132	2,770
Dividend payable	-	3,482
Net cash used in operating activities	(55,834)	(45,515)

Financing activities
Convertible promissory notes	20,362	16,720
Note payable	-	30,000
Net cash proved by (used in) financing activities	20,362	46,720

Increase (decrease) in cash and cash equivalents during the period	(35,874)	1,205
Cash and cash equivalents, beginning of the period	43,006	6,782
Cash and cash equivalents, end of the period	$ 7,132	$ 7,987

Supplemental cash flow information

- Income taxes paid	$ -	$ -
- Interest paid	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2014

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2014, the Company had not yet achieved profitable operations and has accumulated losses of $2,768,967 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The unaudited condensed financial statements included herein have been prepared by Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 filed with the SEC.

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
For the three and six months ended December 31, 2014

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

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the year ended June 30, 2015.

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

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2014

(Unaudited)

Stated in Canadian dollars

Note 3 – Property and Equipment

As at December 31, 2014

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,757	$588
Mining equipment	258,938	158,899	100,039
Computers	1,464	1,083	381
	$262,747	$161,739	$101,008

As at June 30, 2014

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,522	$823
Mining equipment	258,938	133,006	125,932
Computers	1,063	957	106
	$262,346	$135,485	$126,861

Note 4 – Mineral Properties

During the period ended December 31, 2014, the Company did not make any payment in relations to mineral claims (2013 - $Nil).

Note 5 – Due to Related Parties

During the period ended September 30, 2014, the Company issued 1,686,364 common shares for $164,366 (US$154,000) previously accrued consulting fees.  Of the shares issued, 1,050,000 were issued at US$0.08 per common share and 636,364 were issued at US$0.11 per common share.  Additionally, the Company incurred $32,676 (US$30,000) in consulting fees to related parties.

On December 8, 2014, the Company issued 6,150,000 common shares in lieu of payment for consulting fee of $70,553 (US$61,500) payable to related parties at US$0.01 per common share.  At the time of issuance, the Company’s share was traded at US$0.03. As a result, an additional $141,106 (US$123,000) has been recorded as stock-based compensation.

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2014

(Unaudited)

Stated in Canadian dollars

Note 6 –Note payable

On September 6, 2013, the Company entered into a loan agreement for a $30,000 loan using equipment as collateral.  The loan bears interest at an annual rate of 30% and had an original maturity date of February 9, 2014.  The principal of the loan can be paid off at any time during the period of the loan at the election of the Company with interest bears in full for the 5 month term of the loan.  In the event the loan is not paid by the maturity date, the collateral assets will become the property for the loaner and no interest is due. Upon further negotiations, the maturity date of the loan was extended to April 30, 2014. At June 30, 2014 this loan had been settled and the accrued interest of $3,750 has been included as part of the new loan agreement entered into on April 28, 2014.

On April 28, 2014, the Company entered into a loan agreement for $150,000 with $100,000 to be used towards the purchase of equipment and the balance towards operations. The loan bears interest at an annual rate of 12% and matures on November 30, 2014.

The terms of repayments are as follows:

a)	10% of the gold recovered from the operation up to a value of $1,500 per month will be applied towards interest and the remaining towards the principal.

b)

The Company issued 30,000 restricted common shares on May 1, 2014 to the lender which became free trading on November 1, 2014. As the shares at the time of becoming free trading are not $0.06 or greater, the repayment process will be as followed:

•	Proceeds from mining operations.

•	If the proceeds from the mining operations are not sufficient then repayment will come from the proceeds from the issuance of free trading shares to raise capital.

•	Proceeds from additional financing.

c)	If the above repayment process cannot be followed equipment will be used to fulfill the repayment obligation.

As the initial maturity date of the loan has passed, the Company has entered an agreement with the lender to extend the term of the loan to April 30, 2015.

As at December 31, 2014, accrued interest recorded in loan payable relating to the note amounts to $12,131 (June 30, 2014 - $3,057).

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2014

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes

On March 14, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$37,500 (C$37,256). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of December 19, 2012. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of US$12,600 (C$12,944) has been added to the principal balance of the note.  This note has been fully converted as of June 30, 2014. Conversions amount to US$51,600 (C$53,274) have been recorded and 407,670 shares of the Company’s common stock have been issued as a result of the conversions.

On May 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,500 (C$42,037). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of February 4, 2013. The principal amount of this promissory note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty-five percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of US$21,250 (C$21,830) has been added to the principal balance of the note. This note has been fully converted as of September 30, 2014. Conversions amount to US$63,750 (C$69,441) have been recorded and 818,380 shares of the Company’s common stock have been issued as a result of the conversion.

On November 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$9,250 (C$9,217). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of August 6, 2013. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to forty percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of US$4,625 (C$4,751) has been added to the principal balance of the note.  This note has been fully converted as of September 30, 2014. Conversions amount to US$13,875 (C$15,164) have been recorded and 475,330 shares of the Company’s common stock have been issued as a result of the conversion.

On October 25, 2013, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,000 (C$16,720). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of July 29, 2014. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to thirty percent at the average market price during the 10 trading days prior to the conversion.  As the maturity date for the note has passed, a penalty of US$8,000 (C$8,613) has been added to the principal balance of the note.  This note has been fully converted as of December 31, 2014. Conversions amount to US$24,000 (C$26,425) have been recorded and 2,744,754 shares of the Company’s common stock have been issued as a result of the conversion.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2014

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,500 (C$18,259). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to thirty five percent at the market price, which is the average of the lowest three trading prices during the 10 trading days prior to the conversion.  As the note was not repaid on November 10, 2014, a penalty of US$5,473 (C$6,209) has been added to the principal balance of the note.  As of December 31, 2014, conversions amount to US$5,555 (C$6,228) have been recorded and 925,893 shares of the Company’s common stock have been issued as a result of the conversion.

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

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,000 (C$45,793). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As of December 31, 2014, conversions amount to US$4,570 (C$5,192) have been recorded and 963,362 shares of the Company’s common stock have been issued as a result of the conversion.

On May 27, 2014, the Company entered into a securities purchase agreement to issue two unsecured convertible promissory notes with a principal amount of US$25,000 (C$27,173) each. These promissory notes bear interest at an annual rate of 8% which is to be paid with principal and interest on the maturity date of May 27, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion

On August 1, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$147,500 (C$161,055).  This promissory note represent consulting fee paid for investor relation services up to July 31, 2015 and has been recorded as consulting expense. This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of August 1, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.001 at the option of the lender at a conversion price equal to fifty percent at the market price during the 10 days prior to the conversion, or at US$0.00005 per share if the stock traded below US$0.0001.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2014

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On November 18, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$18,000 (C$20,362). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 18, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.001 at the option of the lender at a conversion price equal to sixty percent of the lowest closing price bid during the 18 days prior to the conversion.

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at December 31, 2014 was $1,161,156 (June 30, 2014 - $341,002). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet.

As at December 31, 2014, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $9,746. (June 30, 2014 - $20,662).

Note 8 - Capital Stock

On November 18, 2013, the Company issued 120,000 common stocks in lieu of cash payment for consulting services of US $30,000 at US$0.25 per common share.

During the quarter ended December 31, 2013, the Company issued 46,513 common stocks as a result of the partial conversion of US$7,200 of the unsecured promissory note dated March 14, 2012.

During the quarter ended March 31, 2014, the Company issued 198,578 common stocks as a result of the partial conversion of US$23,645 of the unsecured promissory note dated March 14, 2012.

During the quarter ended June 30, 2014, the Company issued 614,275 common stocks as a result of the partial conversion of US$55,110 of the unsecured promissory note dated March 14, 2012 and May 2, 2012.

During the quarter ended September 30, 2014, the Company issued 2,506,109 common stocks as a result of the conversion of US$45,065 of unsecured promissory notes dated May 2, 2012, November 2, 2012, and October 25, 2013. During the same quarter, the Company issued 1,686,364 common shares for $164,366 (US$154,000) previously accrued consulting fee payable to related parties.  Of the share issued, 1,050,000 were issued at US$0.08 per common share and 636,364 were issued at US$0.11 per common share.

On December 8, 2014, the Company issued 6,150,000 common shares in lieu of payment for consulting fee of $70,553 (US$61,500) payable to related parties at US$0.01 per common share.  At the time of issuance, the Company’s share was traded at US$0.03. As a result, an additional $141,106 (US$123,000) has been recorded as stock-based compensation.

On December 8, 2014, the Company issued 150,000 common shares in lieu of payment for investor relations and marketing services of US$4,500 (C$5,162) at US$0.03 per common share.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2014

(Unaudited)

Stated in Canadian dollars

Note 8 - Capital Stock (continued)

On December 10, 2014, the Company’s shareholders issue a written consent to approve, effective on December 10, 2014, the reverse split of the Company’s common stock on a ratio of 1 new share for each 100 old shares. Subsequent to the reverse split, the Company had 14,873,382 common shares outstanding on December 10, 2014.

During the quarter ended December 31, 2014, the Company issued 2,940,255 common stocks as a result of the conversion of US$45,065 of unsecured promissory notes dated October 25, 2013, February 6, 2014, and April 9, 2014.

As of December 31, 2014, there are no share options or warrants outstanding.

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

Corporate History

Golden Global Corp. was incorporated on December 9, 2009, under the laws of the State of Nevada. The company has a wholly-owned subsidiary, Golden Global Mining Corporation, that was incorporated under the laws of Alberta. Our principal office is located at 2537 S. Gessner Road, Suite 122, Houston, TX 77063. Our telephone number is (780) 443-4652 for our Canadian office and (832) 252-7720 for our US office. Our website address is: www.goldenglobalcorp.com and our fiscal year end is June 30.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage company that has yet to obtain mining revenues. The Company relies mainly on the sale of securities and debt financing to fund our operations.  Our current plan is to begin mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. The McDame property consists of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term plan is to explore and, if warranted, develop further mining by acquiring other leases. We have a copper option in the Democratic Republic of Congo (DRC), but its development remains low on our priority list. We will, however, consider a suitable joint venture with other copper mining companies in Africa if an offer is received.

Due to our limited capital, we continue to focus on the mining of our McDame property.  Approval for our placer mining was received on September 25, 2014, and the permit is valid till March 31, 2017.  Since the date of approval for mining, we have been completing our final preparation and machinery purchases in time for mining to start in the new mining season for this region.  If we are successful in raising the funds required to begin mining, and barring any unforeseen circumstances, we should commence commercial mining operations in late spring or early summer 2015.  Gold mining is high risk business, and until mining commences and the gold is recovered, we cannot be considered a revenue producing company.  We will also continue in our efforts to raise additional debt and /or equity capital from private investors to plan for expansion or diversification.

As of December 31, 2014, the Company has generated no revenues and has sustained net losses for the six month period ended December 31, 2014, of $1,195,051.  Our expenses for the three month period ended December 31, 2014, were $236,814, compared to $68,175 for the three month period ended December 31, 2013.  For the six month period ended December 31, 2014, our expenses totaled $502,072, compared to $89,209 for the same period in 2013.  The increase in expenses was due to an increase in stock-based compensation and consulting fees.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliate is an adverse party or has a material interest adverse to our interest.

ITEM 1A.   RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 18, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$18,000 (C$22,320). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of May 18, 2015. The principal amount of this promissory note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to 40% of the market price during the 18 trading days prior to the conversion.

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

Date: April 17, 2015