Form 10-Q
period 2015-03-31
GOLDEN GLOBAL CORP.
filed 2015-05-14
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

        As of May 11, 2015, there were 28,154,125 shares of the Company’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Balance Sheets
Stated in Canadian dollars
	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$ 13,407	$ 43,006
Prepaid and retainer	10,000	-
Sales tax and other receivable	2,787	2,787
Total current assets	26,194	45,793
Property and equipment
Property and Equipment (Note 3)	87,924	126,861
Mineral properties, unproven (Note 4)	20,012	20,012
Total property and equipment	107,936	146,873
Total Assets	$ 134,130	$ 192,666

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 82,785	$ 72,632
Due to related parties (Note 5)	226,064	332,747
Note payable (Note 6)	170,320	153,750
Fair value of embedded derivative (Note 7)	1,117,398	341,002
Dividend payable	29,056	23,871
Total Liabilities	1,625,623	924,002
Going concern (Note 1)

STOCKHOLDERS' EQUITY
Capital Stock (Note 8)
Authorized:
4,500,000 (June 30, 2014 – 1,500,000) with a par value of $0.0001
Outstanding but not issued
14,873,382 common stock (2014 - 1,440,499) (Note 8)	148,733	14,405
Additional paid in capital	1,046,085	748,729
Deficit accumulated during the exploration stage	(2,762,275)	(1,570,434)
	(1,567,457)	(807,300)
Equity attributable to noncontrolling interest	75,964	75,964
Total Stockholders' Equity	(1,491,493)	(731,336)
Total Liabilities and Stockholders' Equity	$ 134,130	$ 192,666

The accompanying notes are an integral part of the condensed interim consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Operations
(Unaudited)
Stated in Canadian dollars
	Three months ended March 31, 2015	Three months ended March 31, 2014	Nine months ended March 31, 2015	Nine months ended March 31, 2014

Expenses
Administration fees	$ 4,825	$ 1,910	$ 4,825	$ 4,682
Consulting fees	37,236	1,970	324,541	39,050
Depreciation	13,084	7,617	39,339	22,852
Professional fees	2,226	9,406	18,152	24,158
Office and general	22,146	7,711	52,826	26,531
Stock-based compensation	-	-	141,106	-
Travel expenses	315	-	1,115	-
	(79,832)	(28,614)	(581,904)	(117,273)

Other items
Foreign exchange loss	(101,278)	(10,675)	(192,288)	(11,242)
Gain / (Loss) on change in fair value of embedded derivative	205,138	(112,421)	(382,009)	(88,434)
Financing costs	(15,633)	-	(15,633)	-
Loan penalties	-	-	(14,822)	(39,525)
Interest income	-	70	-	87

Net loss and comprehensive loss for the period	8,395	(151,640)	(1,186,656)	(256,387)
Preferred shares dividend	(1,703)	(1,703)	(5,185)	(5,185)

Attributed to common stockholders	$ 6,692	$ (153,343)	$ (1,191,841)	$ (261,572)

Basic and diluted income (loss) per share	$ 0.000	$ (0.218)	$ (0.130)	$ (0.538)

Weighted average number of shares outstanding	14,873,382	702,682	9,189,888	485,781

The accompanying notes are an integral part of the condensed interim consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Stockholders' Equity
(Unaudited)
Stated in Canadian dollars

			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Equity attributable to Golden Global Corp Shareholders	Equity attributable to noncontrolling interests	Total Equity
	Common Stock
	Shares	Amount

Balance, July 1, 2013	461,288	$ 4,612	$ 625,798	$ (968,453)	$ (338,043)	$ 75,964	$ (262,079)

Issuance of common shares, consulting services	120,000	1,200	30,081	-	31,281	-	31,281

Issuance of common shares, note conversion	859,366	8,593	92,850	-	101,443	-	101,443

Dividend	-	-	-	(6,907)	(6,907)	-	(6,907)

Net loss and comprehensive loss	-	-	-	(595,074)	(595,074)		(595,074)

Balance, June 30, 2014	1,440,654	$ 14,405	$ 748,729	$ (1,570,434)	$ (807,300)	$ 75,964	$ (731,336)

Issuance of common shares, consulting services	7,986,364	79,864	280,350	-	360,214	-	360,214

Issuance of common shares, note conversion	5,446,364	54,464	17,006	-	71,470	-	71,470

Dividend	-	-	-	(5,185)	(5,185)	-	(5,185)

Net loss and comprehensive loss	-	-	-	(1,186,656)	(1,186,656)	-	(1,186,656)

Balance, March 31, 2015	14,873,382	$ 148,733	$ 1,046,085	$ (2,762,275)	$ (1,567,457)	$ 75,964	$ (1,491,493)

The accompanying notes are an integral part of the condensed interim consolidated financial statements

Golden Global Corporation
(An Exploration Stage Company)
Condensed Interim Consolidated Statements of Cash Flows
(Unaudited)
Stated in Canadian dollars
	Nine months ended March 31, 2015	Nine months ended March 31, 2014
Operating activities
Net loss for period	$ (1,186,656)	$ (108,229)
Non-cash payment for consulting expenses	235,030	31,281
Stock-based compensation	141,106	-
Depreciation	39,339	15,235
Gain / (Loss) on change in fair value of embedded derivative	382,009	(23,987)
Foreign exchange loss	182,590	-
Loan penalties	14,822	39,525
Financing cost	15,633	-
Changes in non-cash working capital balances
Sales tax and other receivable	-	(18)
Prepaid expenses	(10,000)	-
Accounts payable and accrued liabilities	10,153	(16,060)
Due to related parties	59,423	10,486
Note payable	16,570	2,770
Dividend payable	5,185	3,482
Net cash used in operating activities	(99,981)	(45,515)

Financing activities
Convertible promissory notes	70,784	16,720
Note payable	-	30,000
Net cash proved by (used in) financing activities	70,784	46,720

Increase (decrease) in cash and cash equivalents during the period	(29,599)	1,205
Cash and cash equivalents, beginning of the period	43,006	6,782
Cash and cash equivalents, end of the period	$ 13,407	$ 7,987

Supplemental cash flow information

- Income taxes paid	$ -	$ -
- Interest paid	$ -	$ -

The accompanying notes are an integral part of the condensed interim consolidated financial statements

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2015

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2015, the Company had not yet achieved profitable operations and has accumulated losses of $2,762,275 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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
For the three and nine months ended March 31, 2015

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

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ended June 30, 2015.

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

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2015

(Unaudited)

Stated in Canadian dollars

Note 3 – Property and Equipment

As at March 31, 2015

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,874	$471
Mining equipment	258,938	171,846	87,092
Computers	1,464	1,103	361
	$262,747	$174,823	$87,924

As at June 30, 2014

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,522	$823
Mining equipment	258,938	133,006	125,932
Computers	1,063	957	106
	$262,346	$135,485	$126,861

Note 4 – Mineral Properties

During the period ended March 31, 2015, the Company did not make any payment in relations to mineral claims (2013 - $Nil).

Note 5 – Due to Related Parties

During the quarter ended September 30, 2014, the Company issued 1,686,364 common shares for $164,366 (US$154,000) previously accrued consulting fees.  Of the shares issued, 1,050,000 were issued at US$0.08 per common share and 636,364 were issued at US$0.11 per common share.  Additionally, the Company incurred $32,676 (US$30,000) in consulting fees to related parties.

On December 8, 2014, the Company issued 6,150,000 common shares in lieu of payment for consulting fees of $70,553 (US$61,500) payable to related parties at US$0.01 per common share.  At the time of issuance, the Company’s shares were traded at US$0.03. As a result, an additional $141,106 (US$123,000) has been recorded as stock-based compensation.

During the quarter ended March 31, 2015, the Company incurred $37,236 (US$30,000) in consulting fees to related parties.

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2015

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

Upon the initial maturity date of the loan, the Company entered into an agreement with the lender to extend the term of the loan to April 30, 2015.  The Company is currently in negotiation with the lender to settle the loan.

As at March 31, 2015, accrued interest recorded in note payable is $16,570 (June 30, 2014 - $3,057).

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
For the three and nine months ended March 31, 2015

(Unaudited)

Stated in Canadian dollars

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

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,500 (C$18,259). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to thirty five percent at the market price, which is the average of the lowest three trading prices during the 10 trading days prior to the conversion.  As the note was not repaid on November 10, 2014, a penalty of US$5,473 (C$6,209) has been added to the principal balance of the note.  As of March 31, 2015, conversions amount to US$5,555 (C$6,228) have been recorded and 925,893 shares of the Company’s common stock have been issued as a result of the conversion.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2015

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

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,000 (C$45,793). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As of March 31, 2015, conversions amount to US$4,570 (C$5,192) have been recorded and 963,362 shares of the Company’s common stock have been issued as a result of the conversion.

On May 27, 2014, the Company entered into a securities purchase agreement to issue two unsecured convertible promissory notes with a principal amount of US$25,000 (C$27,173) each. These promissory notes bear interest at an annual rate of 8% which is to be paid with principal and interest on the maturity date of May 27, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion

On August 1, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$147,500 (C$161,055).  This promissory note represent consulting fee paid for investor relation services up to July 31, 2015 and has been recorded as consulting expense. This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of August 1, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to fifty percent at the market price during the 10 days prior to the conversion, or at US$0.00005 per share if the stock traded below US$0.0001.

On November 18, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$18,000 (C$20,362). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 18, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to sixty percent of the lowest closing price bid during the 18 days prior to the conversion.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2015

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On February 20, 2015, the Company issued a convertible debenture for the gross proceed of US$25,000 (C$31,265).  The debenture matures on February 20, 2016.  The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$37,500 with 8% annual interest upon maturity.  The principal amount of the debenture together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 20 days prior to the conversion.

On February 20, 2015, the Company issued a convertible debenture for the gross proceed of US$15,000 (C$19,157).  The debenture matures on February 20, 2016.  The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$22,500 with 8% annual interest upon maturity.  The principal amount of the debenture together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 20 days prior to the conversion.

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at March 31, 2015 was $1,117,398 (June 30, 2014 - $341,002). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet.

As at March 31, 2015, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $24,618 (June 30, 2014 - $20,662).

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
For the three and nine months ended March 31, 2015

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

As of March 31, 2015, there are no share options or warrants outstanding.

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

Corporate History

Golden Global Corp. was incorporated on December 9, 2009, under the laws of the State of Nevada. The company has a wholly-owned subsidiary, Golden Global Mining Corporation, incorporated under the laws of Alberta. Our principal office is located at 2537 S. Gessner Road, Suite 122, Houston, TX 77063. Our telephone number is (780) 443-4652 for our Canadian office and (832) 252-7720 for our US office. Our website address is: www.goldenglobalcorp.com and our fiscal year end is June 30.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage company seeking the balance of financing needed to start mining and be revenue producing.  However, the Company will still need to rely on the sale of securities and debt financing to fund our operations until mining revenues exceed our general and administrative costs. Our current plan is to begin mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. The McDame property consists of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long-term plan is to explore and, if warranted, develop further mining by acquiring other leases if suitable properties can be obtained in Canada or the USA. We have a copper option in the Democratic Republic of Congo (DRC), but its development remains low on our priority list.  We will, however, consider a suitable joint venture with other copper mining companies in Africa if an offer is received.

Due to our limited capital, we continue to focus on the mining of our McDame property.  Approval for our placer mining was received on September 25, 2014, and the permit is valid till March 31, 2017.  Since the date of approval for mining, we have been completing our final preparation and machinery purchases in time for mining to start in the new mining season for this region.  If we are successful in raising the funds required to begin mining, and barring any unforeseen circumstances, we should commence commercial mining operations in late spring or early summer 2015.  Gold mining has a high degree of risk, and until mining commences and gold is recovered, we are not considered a revenue producing company.  We will also continue in our efforts to raise additional debt and /or equity capital from private investors to plan for expansion or diversification.

As of March 31, 2015, the Company has generated no revenues and has sustained net losses for the nine month period ended March 31, 2015, of $1,186,656.  Our expenses for the three month period ended March 31, 2015, were $79,832 compared to $28,614 for the three month period ended March 31, 2014.  For the nine month period ended March 31, 2015, our expenses totaled $581,904 compared to $117,273 for the same period in 2014.  The increase in expenses was due to an increase in stock-based compensation and consulting fees.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer principal financial officer and principle accounting officer) concluded that due to the limited number of officers and members of our Board of Directors, our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2015, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$22,500 (C$27,000). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of March 16, 2016. The principal amount of this promissory note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to 50 % of the market price of our common stock during the 20 trading days prior to the conversion.

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

Date: May13, 2015