Form 10-K
period 2015-06-30
GOLDEN GLOBAL CORP.
filed 2016-04-14
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

Commission file number: 000-54528

Golden Global Corp.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-1460693
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

22106 Montebello Drive, Boca Raton, FL 33433

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (561) 430-5935

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,400,000 on December 31, 2015.

The number of shares outstanding of the issuer’s common stock, $.0001 par value, as of April 13, 2016 was 2,305,158,724 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PRELIMINARY NOTES

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

All share and per share information has been adjusted to give retroactive effect to a one for 100 reverse stock split implemented in December 2014.

As used in this annual report, the terms “we”, “us”, “our company,” and “the Company” mean Golden Global Corp. a Nevada corporation, and its subsidiaries.

PART I

ITEM 1.	BUSINESS

Corporate Information

We were incorporated on December 10, 2009, under the laws of the State of Nevada.  Our executive office is currently located at 22106 Montebello Drive, Boca Raton, FL 33433 and out telephone number is (561) 430-5935

Our Mining Business

For our fiscal year that ended on June 30, 2015, we remained a junior exploration stage company. We continued to work diligently on preparations to start mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. We still relied upon the sale of our securities to fund those operations, although we were also successful in obtaining private loans to commence preparations for gold mining, which was anticipated to start in the spring of 2015.

The McDame property consisted of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term goal during fiscal 2015 was to explore and, if warranted, develop further mining by acquiring other leases. We had a copper option in the Democratic Republic of Congo (DRC) which we planned to explore, subject to securing sufficient capital resources.

Events Subsequent to June 30, 2015

Foreclosure of Mining Business Assets

On October 7, 2015, title to the Company’s placer gold claims at its McDame property, which consisted of placer claims 362586, 363240, 776862 and 776902 located in north central British Columbia, were transferred to a shareholder (the “Lender”) who loaned our company $185,000 (the “Loan”). These claims, and all equipment, machinery, vehicles and ancillary buildings to process the claims were used as collateral for the Loan.  The collateral has been foreclosed by the Lender and the assets are no longer owned by the Company.

Acquisition of Corpaycar, LLC and Changes in Management and Control

As a result of the October 2015 foreclosure of our mining assets by the Lender, we elected to redirect our efforts to explore opportunities in the fitness industry, by creating and integrating a platform of complementary fitness industry businesses, which we believe will afford better long term growth and appreciation opportunities for our shareholders.

On October 30, 2015, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”), pursuant to which the Company acquired 100% of the issued and outstanding limited liability company membership interests of Corpaycar, LLC (“Corpaycar”), from its members. Corpaycar is the maker of the Combo Hitter, a multi applicable wall mounted punching system that enables a user to practice different types of boxing training on a single unit such as strength and arm development, up and down movement and kick boxing. Pursuant to the Acquisition Agreement, the Company was to issue 100,000 shares of Series B Convertible Preferred Stock (the “Series B Shares”) to the former member of Corpaycar. The Series B Shares entitled the holders thereof to convert, commencing one year after issuance, their shares into twenty percent(20%) of our then issued and outstanding common stock on the date of conversion

The Board of Directors also authorized the creation of 500 shares of Series A Convertible Preferred Shares (the “Series A Stock”), which would grant the holder the right to vote an amount of shares of common stock that equals a majority of our then issued and outstanding common stock. The Board of Directors issued the Series A Stock to Michael J. Starkweather, the Chief Operating Officer of Corpaycar, who was also appointed as a Director of our company and as its Chief Operating Officer.

On December 22, 2015, Robert Leyne Lee resigned as Director, President, Chief Executive Officer, and Treasurer our Company and Mr. Starkweather was appointed to those positions contemporaneously therewith.

On March 2, 2016, Mr. Starkweather, our then sole Director and officer, appointed Mr. Erik Blum to our Board of Directors. On March 3, 2016, in order to further facilitate the implementation of the Company’s new business strategy, Mr. Blum was appointed Chief Executive Officer and acting Chief Financial Officer of the Company and Mr. Starkweather resigned from his position as a director of the Company. Mr. Starkweather continues to serve as the Company’s President and Chief Operating Officer. Contemporaneously with his joining the Company’s management, Mr. Blum purchased the Series A Stock from Mr. Starkweather.

On April 7, 2016, we announced that in furtherance of ours goal of creating and integrating a platform of complementary fitness industry businesses we entered into a letter of intent to acquire the membership base and operating assets of three fitness centers operating in Northern Ohio. Consummation of the acquisition is subject to the completion of due diligence, execution of definitive transaction documents between the parties and preparation of audited and unaudited financial statements for the business acquired.

At the same time, the Company that it has established its NUTRASTAX™ Fitness Supplement Division, under which it intends to market and sell a line of fitness supplements under the NURTRASTAX™ brand. The Company anticipates that it fitness supplement line will include energy, fat burning, muscle building and athletic enhancement products, which will be marketed through established industry distributors.

The Company intends to rebrand the acquired fitness centers as Global Fitness™ Training Centers. We plan to promote the Global Fitness™ brand to establish fitness centers where our trainers will specialize in developing an individual workout plan (IWP) for each member. The IWP will include a regimen of training and crossover workouts, combined with fitness supplements. As no two people are alike, we believe that each member needs a custom-tailored IWP. Our NUTRASTAX™ Fitness Supplement Division will clearly augment operation of our planned chain of Global Fitness™ Training Centers, while also allowing us to market our planned product line independent of our centers.

The Company believes that the planned acquisition and establishment of the NUTRASTAX™ Fitness Supplement Division, as key steps in creating and integrating a platform of complementary fitness industry businesses.

The Company continues to explore additional opportunities in the fitness industry which it believes it can implement during the balance of fiscal 2016 and 2017, together with refinement of the Company’s capital structure.

Employees

As of the date of this report, we have two full-time employees, being our executive officers.

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

Our principal executive offices are located at 22106 Montebello Drive, Boca Raton, FL 33433. No payment is required as the office rental, telephone and internet services are paid for by our Chief Executive Officer, whose private company that shares this office.

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

PART II

ITEM 5.                   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades under the symbol GLDG on OTC Pink operated by OTC Markets Group, Inc. (“OTC Markets”)

The following table sets forth the range of high and low bid quotations, obtained from OTC Markets for our common stock as reported each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter ended	High ($)	Low($)
September 30, 2014	0.30	0.30
December 31, 2014	0.17	0.17
March 31, 2014	0.35	0.25
June 30, 2014	0.18	0.11
September 30, 2014	0.03	0.03
December 31, 2015	0.004	0.004
March 31, 2015	0.004	0.004
June 30, 2015	0.003	0.003

Holders of Our Common Stock

As of March 14, 2016 we had 143 holders of record of our common stock. One of these holders is CEDE and company, which is the mechanism used for brokerage firms to hold securities in book entry form on behalf of their clients. Accordingly, we believe that we have substantially more holders of our common stock. Our current transfer agent is VStock Transfer, Woodmere, New York

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0 shares	None issued	0 shares
Equity compensation plans not approved by security holders	0 shares(1)	None issued	200,000 shares(1)
Total	0 shares (1)	None issued	200,000 shares (1)

(1)	Represents shares reserved for issuance under our 2014 Employee and Consultant Stock Compensation Plan.

ITEM 6.                   SELECTED FINANCIAL DATA

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended June 30, 2015 and June 30, 2014, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report.

Our consolidated audited financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the Years Ended June 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended June 30, 2015 and 2014.

Our operating results for the years ended June 30, 2015 and 2014 are summarized as follows:

	Year Ended
	June 30
	2015		2014

Revenue	$	Nil	$	Nil
Operating Expenses		$754,492		$428,688
Net Loss and Comprehensive Loss		$(1,334,836)		$(595,074)

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for the years ended June 30, 2015, and June 30, 2014 are outlined in the table below:

	Year Ended
	June 30
	2014	2014

Administrative fees	$9,825	$4,682
Consulting fees	$379,878	$192,448
Depreciation	$41,230	$33,521
Professional fees	$55,389	$57,377
Office and general	$73,788	$130,734
Stock-based compensation	$193,267	—
Travel expenses	$1,115	$9,926

The increase in operating expenses for the year ended June 30, 2015 compared to fiscal 2014 was due to increased administrative fees, office and general expenses and consulting fees. In 2015, we also incurred expenses for stock based compensation, which we did not incur in 2014.

Liquidity and Financial Condition

As of June 30, 2015, our total assets were $125,963, our total liabilities were $1,621,486 and we had a total stockholders’ deficit of $1,495,523.  Our financial statements report net loss and comprehensive loss of $1,327,948 and $595,074 for the years ended June 30, 2015 and 2014, respectively.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows

	At	At
	June 30, 2015	June 30, 2014

Net Cash (Used in) Operating Activities	$(166,733)	$(147,377)
Net Cash Provided by (Used In) Investing Activities	$(402)	$(110,000)
Net Cash Provided by Financing Activities	$131,260	$143,601
Cash (decrease) increase during the year	$(38,875)	$36,224

We had cash in the amount of $7,131 as of June 30, 2015 as compared to $43,006 as of June 30, 2014. We had a total stockholders’ deficit of $1,495,523 as of June 30, 2015, as compared to a total stockholders’ deficit of $731,336 as of June 30, 2014.

Our principal sources of funds have been from sales of our common stock and loans from shareholders and investors.

We believe that we will require significant capital during fiscal 2016 and 2017 to implement our new business plan.

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

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company, ” we are not required to provide the information required by this Item.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements beginning on page F-1, below.

ITEM 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

Our Chief Executive and Acting Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive and Acting Chief Financial Officer has concluded that as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

Our Chief Executive and Acting Chief Financial Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive and Acting Chief Financial Officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive and Acting Chief Financial officer (our Principal Executive, Financial and Accounting Officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and Directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive and Acting Chief Financial Officer (our Principal Executive, Financial and Accounting officer), conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

(c)	Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We also intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

(d)	Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of June 30, 2015, our sole director and executive officer was Robert Leyne Lee, 73, who joined the Company on September 12, 2013, and served as President, Chief Executive Officer, Chief financial Officer, Secretary and Director from that time until his resignation in December 2015. Mr. Lee has extensive experience in the tree crop sector in Southeast Asia and was a registered consultant with the World Bank and the other affiliated regional Banks.  He served as an independent consultant for finance and business development for companies in the US and many countries worldwide.  For overt 15 years he worked with OTCBB and OTC market companies as a consultant, advisor and CEO.  Mr. Lee served as an officer and director of Empyrean Holdings, Inc. (now American Asset Development, Inc.) from March, 2001 until July 2010.

Our current directors and executive officers, positions held and date appointed, are as follows:

			Date First Elected
Name	Position Held with the Company	Age	or Appointed

Eric Blum	Chief Executive Officer, Acting Chief Financial Officer and Director	50	March 2, 2016

Michael Jeffrey Starkweather	President and Chief Operating Officer	33	October 30, 2015

Erik Blum joined the Company in March 2016 as Chief Executive Officer, Acting Chief Financial Officer and a Director. In 2014, Mr. Blum founded and since then has been the principal of JW Price Capital, LLC, a corporate consulting firm, which focuses its business on providing business development services to microcap and other small public companies. From February 2014 through August 2014, Mr. Blum was an executive with City Twist, LLC, which was engaged in providing national Email advertising services for the automotive industry. From January 2012 through December 2013, he was Managing Director of Infinity One Card Services, which marketed debit cards which could be used for payment of salary as opposed to paper checks. For over twenty-five (25) years prior thereto, Mr. Blum was involved in all aspects of the retail securities brokerage industry, most recently as a registered representative for Stern Agee and Leach, Inc. from July 2010 through December 2011.

From 2006 through 2009, Mr. Blum was a registered representative with Aura Financial Services, Inc. (“Aura”), which was a registered broker-dealer from February 1997 to February 2010 and managed its South Florida office, which initially was in West Palm Beach and subsequently relocated to Miami. In September 2010, the SEC instituted administrative proceedings against the president and principal owner of Aura and two of Aura’s registered representatives, including Mr. Blum, alleging, among other matters that during 2008 and 2009, they had failed to properly supervise certain other Aura registered representatives (one in Mr. Blum’s case) and follow up on certain “red flags,” which allowed churning and losses in various client accounts.

In August 2011, Mr. Blum submitted and the SEC accepted an Offer of Settlement, pursuant to which Mr. Blum agreed to not serve in a supervisory capacity with any broker-dealer or investment adviser, subject to his ability to reapply for such license after two (2) years and pay certain financial penalties. Mr. Blum left the brokerage industry and accordingly, has not reapplied for licensure.

Michael Jeffrey Starkweather joined the Company as a Director and Chief Operating Officer on October 30, 2015, upon completion of the acquisition of Corpaycar, where he occupied a similar position. He was appointed to the additional positions of President and Chief Executive Officer following the resignation of Robert Leyne Lee in December 2015. Following Mr. Blum’s joining the Company in March 2015, Mr. Starkweather resigned as a Director and Chief Executive Officer, but continued in the positions of President and Chief Operating Officer. Mr. Starkweather served in the United States Army Reserves. In 2008, he co-founded Live Fit Personal Training.  Mr. Starkweather has acted as an outside consultant for a number of fitness training facilities. In addition, Mr. Starkweather has also served as an independent consultant for small cap emerging growth companies.  He recently joined the board of advisors for an online mobile marketing platform service Textmunication Holdings, Inc. (OTCQB: TXHD).

Mr. Starkweather filed for Chapter 7 bankruptcy protection in 2014.

There are no family relationships among our directors and executive officers.

Terms of Office

All of the directors of our company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our common stock to the Securities and Exchange Commission. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended June 30, 2015 the Reporting Persons complied with all applicable Section 16(a) reporting requirements under the Exchange Act.

Board Committees

Our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee.  We plan to establish such committees in the near future.

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. Our Code of Ethics and Business Conduct was filed with the SEC as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended June 30, 2011. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to the Company, 22106 Montebello Drive, Boca Raton, FL 33433.

ITEM 11.                 EXECUTIVE COMPENSATION

The following table sets forth compensation paid to our sole executive officer and our mining consultant and director of our wholly subsidiary Golden Global Mining Corporation for the years ended June 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Leyne Lee(1)	2015	60,000	NIL	NIL	NIL	NIL	NIL	48,182	108,182
President, CEO, CFO, Treasurer, Secretary	2014	22,707	NIL	NIL	NIL	NIL	NIL	NIL	22,707

John Robert Hope(2)	2015	42,000	NIL	NIL	NIL	NIL	NIL	160,682	202,682
Mining Consultant, Director, GG MC	2014	19,682	NIL	NIL	NIL	NIL	NIL	NIL	19.682

(1)           Mr. Lee was appointed as our president, chief executive officer and director on September 12, 2013 and served in such capacity until his resignation on December 22, 2015. Mr. Lee was compensated US$5, 000 per month in company stock for his services. During the year Mr. Lee was issued 8,068,182 company stock with a fair value of US$108,182. The difference between the salary and fair value was recorded as share based compensation.

(2)           Since his resignation on September 12, 2013 as our president, chief executive officer and director, Mr. Hope has served as Mining Consultant and Director of our wholly owned subsidiary, Golden Global Mining Corporation. Mr. Lee was compensated US$3,500 per month in company stock for his services. During the year Mr. Hope was issued 11,218,182 company stock with a fair value of US$202,682. The difference between the salary and fair value was recorded as share based compensation. He ceased serving as such following the foreclosure on the assets of our mining business on October 7, 2015.

(3)           Mr. Hope received US$5,000 per month in cash and company stock for his services, with the amount of each determined by our board of directors. In July 2014, Mr. Hope received 1,050,000 “restricted” shares in lieu of accrued monthly fees of $84,000, which were due to him for his services as an executive officer of and consultant to the Company during the period January 2011 through December 2012. The value of these shares was $0.10 per share on the date is issuance, therefore the additional value recorded as share-based payments during the year.

Employment Agreements

The Company was not party any employment agreement with Mr. Lee.

Stock Options/SAR Grants

Our company adopted the 2014 Employee and Consultant Stock Compensation Plans (the “Plan”) in the prior year. The number of shares of our common stock available for issuance under the 2014 Plan was 200,000 shares. No grants have been made under the Plan.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal years ended June 30, 2015 or 2014, by any executive officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the June 30, 2015.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of common stock as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2015, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Owner	Class
Robert Leyne Lee 2537 S. Gessner Rd., Suite 122, Houston, TX 77063	11,278,182 shares	26%
All Executive Officers and Directors As a Group (one person)	11,278,182 shares	26%
John Robert Hope 17412 105 Avenue NW, Suite 201 Edmonton, Alberta, T5S 1G4	12,328,182 shares	27%

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0 shares	None issued	0 shares
Equity compensation plans not approved by security holders	0 shares(1)	None issued	200,000 shares(1)
Total	0 shares (1)	None issued	200,000 shares (1)

(1)	Represents shares reserved for issuance under our 2014 Employee and Consultant Stock Compensation Plan.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed elsewhere in this report, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the three fiscal years ended June 30, 2015 and 2014 in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

During the year ended June 30, 2015, we did not have any independent directors.

ITEM 14.                 PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the fiscal years ended June 30, 2015 and 2014, for professional services rendered by our independent registered public accounting firm for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30
	2015 ($)	2014 ($)
Audit Fees	$12,000	$12,000
Audit Related Fees	$16,000	$16,000
Tax Fees	-	-
All Other Fees	-	-
Total	$30,000	$30,000

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

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1)	Financial Statements. The following consolidated financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2015 and 2014

Consolidated Statements of Operations for the Years Ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended June 30, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2015 and 2014

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits.

Exhibit No.	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporations (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.2	Certificate of Correction filed with the Nevada Secretary of State on February 19, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).
(10)	Material Contracts
10.1	McDame Asset Purchase Agreement dated May 16, 2010 (Incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).
10.2	Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on December 1, 2010).
10.3	Addendum to Asset Purchase Agreement with Velocity Resources Canada Ltd., dated December 12, 2009 (incorporated by reference to our Registration Statement on Form S-1/A filed on January 2, 2011).
10.4	Securities Purchase Agreement with Asher Enterprises, Inc., dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.5	Convertible Promissory Note with Asher Enterprises, Inc., dated March 14, 2012 (Incorporated by reference to our Current Report on Form 8-K filed on March 23, 2012)
10.6	2012 Employee and Consultant Stock Compensation Plan (Incorporated by reference to our Registration Statement filed on Form S-8 on May 8, 2012)
10.7	Securities Purchase Agreement with Asher Enterprises, Inc., dated May 2, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2012).
10.8	Convertible Promissory Note with Asher Enterprises, Inc. dated May 2, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2012).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 13, 2011)
(21)	List of Subsidiaries
21.1	Golden Global Mining Corporation, an Alberta company
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files (Form 10-K for the Year Ended June 30, 2012)
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBREL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GLOBAL CORP.

/s/ Erik Blum
Erik Blum
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)
Dated: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Eric Blume
Eric Blum
Chief Executive Officer, Acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer and Director
Dated: April 14, 2016

Independent Auditors’ Report

To the Board of Directors and Stockholders of Golden Global Corp. (An Exploration Stage Company):

We have audited the accompanying consolidated balance sheets of Golden Global Corp. and its subsidiary (the "Company") as of June 30, 2015 and 2014, and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Golden Global Corp. and its subsidiary as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years ended June 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, at June 30, 2015, the Company had not yet achieved profitable operations and has accumulated losses since its inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Canada	/s/ MNP LLP
March 31, 2016	Chartered Professional Accountants

Golden Global Corporation

(An Exploration Stage Company)

Consolidated Balance Sheets

Stated in Canadian dollars

	June 30, 2015	June 30, 2014
ASSETS
Current
Cash and cash equivalents	$7,131	$43,006
Prepaid and retainer	10,000	-
Sales tax and other receivable	2,787	2,787
Total current assets	19,918	45,793
Property and equipment
Property and equipment (Note 3)	86,033	126,861
Mineral properties, unproven (Note 4)	20,012	20,012
Total property and equipment	106,045	146,873
Total Assets	$125,963	$192,666

LIABILITIES
Current
Accounts payable and accrued liabilities	$132,942	$72,632
Due to related parties (Note 5)	215,891	332,747
Note payable (Note 6)	146,734	153,750
Fair value of embedded derivative (Note 7)	1,089,160	341,002
Shares to be issued (Note 10)	6,000	-
Dividend payable	30,759	23,871
Total Liabilities	1,621,486	924,002
STOCKHOLDERS' DEFICIT
Capital Stock (Note 8)
Authorized: 4,500,000,000 (June 30, 2014 – 1,500,000) with a par value of $0.0001
Outstanding:
45,338,846 common stock (2014 - 1,440,499) (Note 8)	154,779	14,405
Additional paid in capital	1,179,004	748,729
Deficit accumulated during the exploration stage	(2,905,270)	(1,570,434)
	(1,571,487)	(807,300)
Equity attributable to non-controlling interest (NCI)	75,964	75,964
Total Stockholders' Deficit	(1,495,523)	(731,336)
Total Liabilities and Stockholders' Deficit	$125,963	$192,666

Going Concern (Note 1)

Commitments (Note 10)

Subsequent Events (Note 11)

The accompanying notes are an integral part of the consolidated financial statements.

Golden Global Corporation

(An Exploration Stage Company)

Consolidated Statements of Operations

Stated in Canadian dollars

	Year ended June 30, 2015	Year ended June 30, 2014

Expenses
Administration fees	$9,825	$4,682
Consulting fees	379,878	192,448
Depreciation	41,230	33,521
Professional fees	55,389	57,377
Office and general	73,788	130,734
Stock-based compensation (Note 8)	193,267	-
Travel expenses	1,115	9,926
	(754,492)	(428,688)

Other items
Foreign exchange loss	(514,652)	(51,775)
Loss on change in fair value of embedded derivative	(28,350)	(106,474)
Financing costs	(15,632)	(8,224)
Loan penalties (Note 7)	(14,822)	-
Interest income	-	87

Net loss and comprehensive loss for the year	(1,327,948)	(595,074)
Preferred shares dividend	(6,888)	(6,907)

Attributed to common stockholders	$(1,334,836)	$(601,981)

Basic and diluted loss per share	$(0.097)	$(0.084)

Weighted average number of shares outstanding	13,807,514	7,181,564

The accompanying notes are an integral part of the consolidated financial statements.

Golden Global Corporation

(An Exploration Stage Company)

Consolidated Statements of Stockholders' Equity

Stated in Canadian dollars

				Deficit Accumulated	Equity attributable to	Equity
	Common Stock		Additional	During the Exploration	Golden Global Corp	attributable to
	Shares (i)	Amount	Paid-in Capital	Stage	Shareholders	NCI	Total Equity

Balance, July 1, 2013	461,288	$4,612	$625,798	$(968,453)	$(338,043)	$75,964	$(262,079)

Issuance of common shares, consulting services	120,000	1,200	30,081	-	31,281	-	31,281

Issuance of common shares, note conversion	859,366	8,593	92,850	-	101,443	-	101,443

Dividend	-	-	-	(6,907)	(6,907)	-	(6,907)

Net loss and comprehensive loss	-	-	-	(595,074)	(595,074)		(595,074)

Balance, June 30, 2014	1,440,654	$14,405	$748,729	$(1,570,434)	$(807,300)	$75,964	$(731,336)

Issuance of common shares, consulting services (Note 8)	20,486,364	81,114	392,631	-	473,745	-	473,745

Issuance of common shares, note conversion (Note 7)	21,726,435	59,260	37,644	-	96,904	-	96,904

Dividend	-	-	-	(6,888)	(6,888)	-	(6,888)

Net loss and comprehensive loss	-	-	-	(1,327,948)	(1,327,948)	-	(1,327,948)

Balance, June 30, 2015	43,653,453	$154,779	$1,179,004	$(2,905,270)	$(1,571,487)	$75,964	$(1,495,523)

(i)	After effect of reverse stock split (Note 8)

The accompanying notes are an integral part of the consolidated financial statements.

Golden Global Corporation

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

Stated in Canadian dollars

	For the Year ended June 30, 2015	For the Year ended June 30, 2014
Operating activities
Net loss for year	$(1,327,948)	$(595,074)
Share based payment for consulting services	319,755	31,281
Non-cash interest	-	3,750
Stock-based compensation	193,267	-
Depreciation	41,230	33,521
Loss on change in fair value of embedded derivative	28,350	365,217
Foreign exchange loss	545,370	-
Changes in non-cash working capital balances
Sales tax and other receivable	-	(2,768)
Prepaid expenses	(10,000)	-
Accounts payable and accrued liabilities	60,310	16,696
Due to related parties	(16,051)	150,000
Shares to be issued	6,000	-
Note payable	(7,016)	-
Net cash provided by (used in) operating activities	(166,733)	2,623

Financing activities
Proceeds from convertible promissory notes	131,260	143,601
Net cash provided by financing activities	131,260	143,601

Investing activities
Purchase of equipment	(402)	(110,000)
Net cash used in investing activities	(402)	(110,000)
Increase (decrease) in cash and cash equivalents during the year	(35,875)	36,224
Cash and cash equivalents, beginning of the year	43,006	6,782
Cash and cash equivalents, end of the year	$7,131	$43,006

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2015 and 2014
Stated in Canadian dollars

Note 1 – Nature of Operations and Going Concern

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2015, the Company had not yet achieved profitable operations and has accumulated losses of $2,905,270 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
For the years ended June 30, 2015 and 2014
Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2015, all cash amounts deposited in accounts were federally insured.

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

Cash and equivalents and shares to be issued are measured using level 1 inputs. The fair value of embedded derivatives are measured using level 2 inputs.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2015 and 2014
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
For the years ended June 30, 2015 and 2014
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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the consolidated financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

The company estimates fair value of financial instruments resulting in financial assets and liabilities, by their nature, which are subject to measurement uncertainty. The Company uses the Black-Scholes pricing model to estimate the fair value of derivative financial instruments, which is based on significant assumptions such as volatility, forfeiture rate, interest rate and expected term.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2015 and 2014
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
For the years ended June 30, 2015 and 2014
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

Preferred Shares

Golden Global Mining Corporation, the Company’s wholly owned subsidiary, issued preferred shares which have been classified as equity in the consolidated financial statements. In these consolidated financial statements, the financial instruments have been classified as non-controlling interests and dividends paid on behalf of the preferred shares have been recorded as a charge against income.

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The Company has determined that the adoption of this guidance has no material impact to its consolidated financial statements.

In August 2014, the FASB issued amended standards No. 2014-15, Presentation of Financial Statements - Going Concern (''ASU 2014-15"), to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. The amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation for each annual and interim reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2015 and 2014
Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (continued)

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for the annual period ending after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2015, the FASB issued No. 2015-11, Inventory - Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 is additional guidance regarding the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No 2015-17 to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current on the consolidated balance sheet. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2015 and 2014
Stated in Canadian dollars

Note 3 – Property and Equipment

As at June 30, 2015

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,991	$354
Mining equipment	258,938	173,600	85,338
Computers	1,464	1,123	341
	$262,747	$176,714	$86,033

As at June 30, 2014

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,522	$823
Mining equipment	258,938	133,006	125,932
Computers	1,063	957	106
	$262,346	$135,485	$126,861

Note 4 – Mineral Properties

During the year ended June 30, 2015, the Company did not make any payment in relations to mineral claims (2014 - $nil).

Note 5 – Due to Related Parties

During the year ended June 30, 2015, the Company incurred an expense of $379,878 (2014 -$198,533) for management and consulting expense to company’s officers.

At June 30, 2014 included in due to related parties was US$154,000 (C$164,366) that related to consulting services provided to the Company. Subsequent to year end the Company paid this related party payable through the issuance of 110,000,000 common shares.

During the year ended June 30, 2015, the Company issued 1,686,364 common shares for US$181,364 (C$195,331) previously accrued consulting fee payable to related parties. Of the share issued, 1,050,000 were issued at US$0.10 (C$0.11) per common share and 636,364 were issued at US$0.12 (C$0.13) per common share. At the time of issuance, the Company’s share was traded at US$0.02. As a result, an additional US$48,197 (C$51,977) has been recorded as share based compensation.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2015 and 2014
Stated in Canadian dollars

Note 5 – Due to Related Parties (continued)

During the year ended June 30, 2015, the Company issued 6,150,000 common shares in lieu of payment for consulting fee of US$61,500 (C$70,553) payable to related parties at US$0.010 (C$0.011) per common share. At the time of issuance, the Company’s share was traded at US$0.03. As a result, an additional US$123,000 (C$141,290) has been recorded as share based compensation.

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

Note 6 –Note payable

On September 6, 2013, the Company entered into a loan agreement for a $30,000 loan using all equipment as collateral. The loan bears interest at an annual rate of 30% and had an original maturity date of February 9, 2014. The principal of the loan can be paid off at anytime during the period of the loan at the election of the Company with interest in full for the 5 month term of the loan. In the event the loan is not paid by the maturity date, the collateral assets will become the property for the loaner and no interest is due. Upon further negotiations, the maturity date of the loan was extended to April 30, 2014. This loan has been settled and the accrued interest of $3,750 has been included as part of the new loan agreement entered into on April 28, 2014.

On April 28, 2014, the Company entered into a loan agreement for $150,000 with $100,000 to be used towards the purchase of equipment and the balance towards operations. The loan bears interest at an annual rate of 12% and matures on November 30, 2014.

The terms of repayments are as follows:

a)	10% of the gold recovered from the operation up to a value of $1,500 per month will be applied towards interest and the remaining towards the principal.
b)	The Company issued 3,000,000 restricted common shares on May 1, 2014 to the lender which becomes eligible to become free trading on or before November 1, 2014. If the shares at the time of becoming free from trading are not $0.06 or greater, then the following repayment process will be followed:
•	Proceeds from mining operations.
•	If the proceeds from the mining operations are not sufficient then repayment will come from the proceeds from the issuance of free trading shares to raise capital.
•	Proceeds from additional financing.
c)	If the above repayment process cannot be followed all property and equipment (Note 3) and mineral rights (Note 4) will be used to fulfill the repayment obligation.

Subsequent to the year ended June 30, 2015, due to the Company’s inability to repay the loan, the collateral has been foreclosed by the lender and the assets are no longer owned by the Company (Note 11).

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2015 and 2014
Stated in Canadian dollars

Note 7 – Convertible Promissory Notes

On May 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,500 (C$42,037). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of February 4, 2013. The principal amount of this promissory note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to fifty five percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of US$21,250 (C$21,830) has been added to the principal balance of the note. As at June 30, 2015, conversions totaling US$11,850 (C$12,813) (2014 -US$46,655 (C$48,169)) have been recorded and 271,717 (2014 – 481,355) shares of the Company’s common stock have been issued as a result of the conversion.

On November 2, 2012, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$9,250 (C$9,217). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of August 6, 2013. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to forty percent at the market price during the 10 trading days prior to the conversion. As the maturity date for the note has passed, a penalty of US$4,625 (C$4,751) has been added to the principal balance of the note. As of June 30, 2015, conversions totaling US$13,875 (C$15,164) have been recorded and 475,330 shares of the Company’s common stock have been issued as a result of the conversion.

On October 25, 2013, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,000 (C$16,720). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of July 29, 2014. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to thirty percent at the average market price during the 10 trading days prior to the conversion. As the note was not repaid on July 29, 2014 a penalty of US$8,000 (C$8,613) has been added to the principal balance of the note. As of June 30, 2015, conversions totaling US$24,000 (C$26,425) have been recorded and 2,744,753 shares of the Company’s common stock have been issued as a result of the conversion.

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,500 (C$18,259). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to thirty five percent at the market price, calculated as the average of the lowest three trading prices during the 10 trading days prior to the conversion. As the note was not repaid on November 10, 2014, a penalty of US$5,473 (C$6,209) has been added to the principal balance of the note. As of June 30, 2015, conversions totaling US$14,325 (C$16,991) have been recorded and 7,846,516 shares of the Company’s common stock have been issued as a result of the conversion.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2015 and 2014
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

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,000 (C$45,793). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As the note was not repaid on April 9, 2015, a penalty of US$4,240 (C$5,334) has been added to the principal balance of the note. As of June 30, 2015, conversions totaling US$8,810 (C$10,415) have been recorded and 4,526,897 shares of the Company’s common stock have been issued as a result of the conversion.

On May 27, 2014, the Company entered into a securities purchase agreement to issue two unsecured convertible promissory notes with a principal amount of US$25,000 (C$27,173) each. These promissory notes bear interest at an annual rate of 8% which is to be paid with principal and interest on the maturity date of May 27, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As of June 30, 2015, conversions totaling US$3,175 (C$3,876) have been recorded and 3,461,538 shares of the Company’s common stock have been issued as a result of the conversion.

On August 1, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$147,500 (C$161,055). This promissory note represents consulting fees paid for investor relation services up to July 31, 2014 and has been recorded as consulting expense. This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of August 1, 2015. The principal amount of the note together with interest may be converted into shares of common stock at the lower of (i) fifty percent of the lowest market price during the 20 days prior to the conversion or (ii) US$0.00005 per share if the stock trades below US$0.001. As of June 30, 2015, conversions totaling US$3,175 (C$3,876) have been recorded and 2,334,375 shares of the Company’s common stock have been issued as a result of the conversion.

On November 18, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$18,000 (C$20,362). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 18, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.001 at the option of the lender.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2015 and 2014
Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On February 20, 2015, the Company issued a convertible debenture for the gross proceed of US$25,000 (C$31,265). The debenture matures on February 20, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$37,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock at the lower of (i) fifty percent of the lowest market price during the 20 days prior to the conversion or (ii) US$0.00005 per share if the stock trades below US$0.001.

On March 16, 2015, the Company issued a convertible debenture for the gross proceed of US$15,000 (C$19,157). The debenture matures on March 16, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$22,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock at the lower of (i) fifty percent of the lowest market price during the 20 days prior to the conversion or (ii) US$0.00005 per share if the stock trades below US$0.001.

On May 28, 2015, the Company issued a convertible debenture for the gross proceed of US$25,000 (C$31,193). The debenture matures on May 28, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to fifty percent of the lowest closing price during the 15 days prior to the conversion. As of June 30, 2015, conversions totaling US$4,500 (C$5,572) have been recorded and 3,461,538 shares of the Company’s common stock have been issued as a result of the conversion.

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at June 30, 2015 was $1,089,160 (June 30, 2014 - $341,002). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet. To calculate the fair value of the embedded derivative the following assumptions were made using the Black-Scholes pricing model:

	2015	2014
Risk-free interest rate	0.49%	0.11%
Expected life	1-2 years	0-1 year
Share price	$0.003	$0.0014
Volatility	519%	519%
Forfeiture rate	-%	-%

As at June 30, 2015, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $31,174 (June 30, 2014 - $21,112).

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2015 and 2014
Stated in Canadian dollars

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

During the quarter ended September 30, 2014, the Company issued 2,506,109 common stocks as a result of the conversion of US$45,065 (C$49,202) of unsecured promissory notes dated May 2, 2012, November 2, 2012, and October 25, 2013.

During July 2014, the Company issued 1,686,364 common shares for US$181,364 (C$195,331) previously accrued consulting fee payable to related parties. Of the share issued, 1,050,000 were issued at US$0.10 (C$0.11) per common share and 636,364 were issued at US$0.12 (C$0.13) per common share. At the time of issuance, the Company’s share was traded at US$0.02. As a result, an additional US$48,197 (C$51,977) has been recorded as share based compensation.

On December 8, 2014, the Company issued 6,150,000 common shares in lieu of payment for consulting fee of US$61,500 (C$70,553) payable to related parties at US$0.010 (C$0.011) per common share. At the time of issuance, the Company’s share was traded at US$0.03. As a result, an additional US$123,000 (C$141,290) has been recorded as share based compensation.

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

During the quarter ended December 31, 2014, the Company issued 2,940,255 common stocks as a result of the conversion of US$14,740 (C$16,620) of unsecured promissory notes dated October 25, 2013, February 6, 2014, and April 9, 2014.

On April 21, 2015, the Company issued 12,500,000 common shares in lieu of payment for consulting fee of US$50,000 (C$61,405) payable to related parties at US$0.004 (C$0.005) per common share.

During the quarter ended June 30, 2015, the Company issued 16,280,071 common stocks as a result of the conversion of US$20,685 (C$25,434) of unsecured promissory notes dated February 6, 2014, and April 9, 2014, August 1, 2014, and May 28, 2015.

As of June 30, 2015 and 2014, there are no share options or warrants outstanding.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2015 and 2014
Stated in Canadian dollars

Note 9 – Income Taxes

Potential benefits of income tax losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from that which would be expected by applying the effective rates to net loss as follows:

	Year ended June 30, 2015	Year ended June 30, 2014
Net loss for the period – attributed to common shareholders	$(1,327,948)	$(601,981)
Statutory and effective rates	25%	25%
Income tax recovery at effective rate	$(331,987)	$(150,495)
Effect of deductible and non-deductible amounts	(46,046)	26,423
Change in valuation allowance	378,033	124,072
Corporate income tax recovery recognized in the accounts	$-	$-

The Company has accumulated net operating losses totaling approximately $2,300,000 for income tax purposes which expire in the years from 2031 to 2035. Of this amount $600,000 are losses in Canada and $1,700,000 are losses in the United States. The components of the net deferred tax asset at June 30, 2015 and 2014 are below:

	June 30, 2015	June 30, 2014
Non-capital losses carried forward	$725,750	$351,725
Share issue costs	-	518
Equipment	7,476	2,950
Deferred tax asset value	733,226	355,193
Valuation allowance	(733,226)	(355,193)
Deferred tax assets recognized	$-	$-

Note 10 – Commitments

For consideration of ongoing investor relations and marketing service the Company has agreed to issue shares in lieu for services. The Company has agreed that this vendor will remain the owners of at least 3% of the Company’s outstanding as at June 5, 2015 and June 5, 2016. At June 30, 2015, the Company has recorded shares to be issued of US$5,151 (C$6,000), which represents 1,471,812 shares.

Note 11 – Subsequent Events

On October 7, 2015, title to the Company’s placer gold claims at its McDame property, which consists of placer claims 362586, 363240, 776862 and 776902 located in north central British Columbia, were transferred to a third party (the “Lender”) who loaned Golden Global Corp $185,000 (the “Loan”). These claims, and all equipment, machinery, vehicles and ancillary buildings to process the claims were used as collateral for the Loan.  The collateral has been foreclosed by the Lender and the assets are no longer owned by the Company.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2015 and 2014
Stated in Canadian dollars

Note 11 – Subsequent Events (continued)

On October 30, 2015, the Company entered into an Acquisition Agreement (“Agreement”) wherein the Company will acquire 100% of the issued and outstanding units of Corpaycar, LLC, the maker of the Combo Hitter, from the existing unitholders of Corpaycar.  At the closing of the Agreement, the Company will issue 100,000 shares of Convertible Preferred Stock of the Company to the existing unitholders of Corpaycar, in pro rata shares according to the Agreement.  Following completion of the Agreement, the existing Board of Directors and Officers of Corpaycar, will become the directors and officers of the Company.

