Form 10-Q
period 2015-09-30
GOLDEN GLOBAL CORP.
filed 2016-05-11
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Commission File Number:  000-54528

GOLDEN GLOBAL CORP

(Exact name of registrant as specified in its charter)

NEVADA	47-1460693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21573 San Germain Avenue

Boca Raton, FL 33433

(Address of principal executive offices)

(561) 430-5935

(Registrant’s Telephone number, including area code)

22106 Montebello Drive

Boca Raton, FL 33433

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes     ☒  No

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “Accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 9, 2016, there were 2,538,158,724 shares of the Company’s common stock issued and outstanding.

Item 1. Financial Statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Balance Sheets

Stated in Canadian dollars

	September 30, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$6,009	$7,131
Prepaid and retainer	10,000	10,000
Sales tax and other receivable	2,787	2,787
Total current assets	18,796	19,918
Property and equipment
Property and Equipment (Note 3)	80,394	86,033
Mineral properties, unproven (Note 4)	20,012	20,012
Total property and equipment	100,406	106,045
Total Assets	$119,202	$125,963

LIABILITIES
Current
Accounts payable and accrued liabilities	$166,630	$132,942
Due to related parties (Note 5)	189,702	215,891
Note payable (Note 6)	151,271	146,734
Fair value of embedded derivative (Note 7)	3,722,577	1,089,160
Share to be issued (Note 9)	6,874	6,000
Dividend payable	32,500	30,759
Total Liabilities	4,269,554	1,621,486
Going concern (Note 1)

STOCKHOLDERS' EQUITY
Capital Stock (Note 8)
Authorized:
4,500,000,000 (June 30, 2015 – 4,500,000,000) with a par value of $0.0001
Outstanding but not issued
425,124,057 common stock (Jun 30,2015 - 43,653,453) (Note 8)	42,513	4,366
Additional paid in capital	1,390,276	1,329,417
Deficit accumulated during the exploration stage	(5,522,630)	(2,905,270)
Accumulated other comprehensive loss	(136,475)	-
	(4,226,316)	(1,571,487)
Equity attributable to noncontrolling interest	75,964	75,964
Total Stockholders' Equity	(4,150,352)	(1,495,523)
Total Liabilities and Stockholders' Equity	$119,202	$125,963

The accompanying notes are an integral part of the condensed interim consolidated financial statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

Stated in Canadian dollars

	Three months ended September 30, 2015	Three months ended September 30, 2014

Expenses
Consulting fees	$58,892	$216,600
Depreciation	5,639	13,117
Professional fees	11,623	7,844
Office and general	23,663	26,897
Travel expenses	-	800
	(99,817)	(265,258)

Other items
Loss on change in fair value of embedded derivative	(2,522,779)	(935,500)
Foreign exchange gain / (loss)	6,977	(47,425)

Net loss for the period	(2,615,619)	(1,248,183)
Preferred shares dividend	(1,741)	(1,722)

Net loss attributed to common stockholders	$(2,617,360)	$(1,249,905)

Foreign currency translation adjustment	(136,475)	-
Comprehensive loss for the period	(2,752,094)	(1,248,183)

Basic and diluted income (loss) per share	$(0.028)	$(0.361)

Weighted average number of shares outstanding	92,174,081	3,460,815

The accompanying notes are an integral part of the condensed interim consolidated financial statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Statements of Stockholders' Equity

(Unaudited)

Stated in Canadian dollars

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration	Accumulated Other Comprehensive	Equity attributable to Golden Global Corp	Equity attributable to noncontrolling
	Shares	Amount	Capital	Stage	Loss	Shareholders	interests	Total Equity

Balance, July 1, 2014	1,440,654	$144	$762,990	$(1,570,434)	$-	$(807,300)	$75,964	$(731,336)

Issuance of common shares, consulting services	20,486,364	2,049	471,696	-	-	473,745	-	473,745

Issuance of common shares, note conversion	21,726,435	2,173	94,731	-	-	96,904	-	96,904

Dividend	-	-	-	(6,888)	-	(6,888)	-	(6,888)

Net loss and comprehensive loss	-	-	-	(1,327,948)	-	(1,327,948)		(1,327,948)

Balance, June 30, 2015	43,653,453	$4,366	$1,329,417	$(2,905,270)	$-	$(1,571,487)	$75,964	$(1,495,523)

Issuance of common shares, consulting services	300,000,000	30,000	48,522	-	-	78,522	-	78,522

Issuance of common shares, note conversion	81,470,604	8,147	12,337	-	-	20,484	-	20,484

Dividend	-	-	-	(1,741)	-	(1,741)	-	(1,741)

Net loss and comprehensive loss	-	-	-	(2,615,619)	(136,475)	(2,752,094)	-	(2,752,094)

Balance, September 31, 2015	425,124,057	$42,513	$1,390,306	$(5,522,630)	$(136,475)	$(4,226,316)	$75,964	$(4,150,352)

The accompanying notes are an integral part of the condensed interim consolidated financial statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

Stated in Canadian dollars

	Three months ended September 30, 2015	Three months ended September 30, 2014
Operating activities
Net loss for period	$(2,615,619)	$(1,248,183)
Non-cash payment for consulting expenses	19,631	161,055
Depreciation	5,639	13,117
Gain / (Loss) on change in fair value of embedded derivative	2,522,779	935,500
Foreign exchange adjustment	(6,220)	59,366
Loan penalties	-	39,525
Changes in non-cash working capital balances
Accounts payable and accrued liabilities	33,688	28,320
Due to related parties	32,702	19,163
Note payable	4,537	7,595
Dividend payable	1,741	-
Net cash used in operating activities	(1,122)	(24,067)

Increase (decrease) in cash and cash equivalents during the period	(1,122)	(24,067)
Cash and cash equivalents, beginning of the period	7,131	43,006
Cash and cash equivalents, end of the period	$6,009	$18,939

Supplemental cash flow information

- Income taxes paid	$-	$-
- Interest paid	$-	$-

The accompanying notes are an integral part of the condensed interim consolidated financial statements

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the three months ended September 30, 2015
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

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realizable values of assets and liabilities may be substantially different from the carrying values shown in these condensed interim consolidated financial statements. These condensed interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2015, the Company had not yet achieved profitable operations and has accumulated losses of $5,522,630 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The unaudited condensed interim consolidated financial statements included herein have been prepared by Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 filed with the SEC.

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

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the three months ended September 30, 2015
(Unaudited)
Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The Company’s condensed interim consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim consolidated financial statements include the Company’s subsidiary, Golden Global Mining Corporation, and 100 percent of its assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying condensed interim three month consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ended June 30, 2016.

Functional Currency change

As a result of recent operational development, the Company has changed its functional currency to US Dollars (US$) effective on July 1, 2015. The functional currency of the Company’s subsidiaries remains in Canadian dollars (“C$”). The Company maintains its financial statements in Canadian dollars (C$). All assets and liabilities of the Company are translated into Canadian dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation adjustments are included in accumulated other comprehensive income.

Gains or losses resulting from transactions denominated in foreign currencies are included in net loss on the statement of operations as incurred. Exchange gains or losses arising from foreign currency transactions are included in the determination of other comprehensive income for the respective periods.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the three months ended September 30, 2015
(Unaudited)
Stated in Canadian dollars

Note 3 – Property and Equipment

As at September 30, 2015

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$2,109	$236
Mining equipment	258,938	179,101	79,837
Computers	1,464	1,143	321
	$262,747	$182,353	$80,394

As at June 30, 2015

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,991	$354
Mining equipment	258,938	173,600	85,338
Computers	1,464	1,123	341
	$262,747	$176,714	$86,033

Note 4 – Mineral Properties

During the period ended September 30, 2015, the Company did not make any payment in relations to mineral claims (2014 - $Nil).

Note 5 – Due to Related Parties

During the quarter ended September 30, 2015, the Company issued 300,000,000 common shares for settlement of $78,522 (US$60,000) consulting fees and payable to related parties. During the quarter ended September 30, 2015, the Company incurred $58,892 (US$45,000) in consulting fees to related parties.

During the quarter ended September 30, 2014, the Company issued 1,686,364 common shares for settlement of $164,366 (US$154,000) previously accrued consulting fees. Additionally, the Company incurred $32,676 (US$30,000) in consulting fees to related parties.

As of September 30, 2015, there was a balance of $189,702 payable to related parties (June 30, 2015 - $215,891). Amounts due to related parties are non-interest bearing, unsecured and due on demand.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the three months ended September 30, 2015
(Unaudited)
Stated in Canadian dollars

Note 6 –Note payable

On September 6, 2013, the Company entered into a loan agreement for $30,000 using equipment as collateral. The loan bears interest at an annual rate of 30% and had an original maturity date of February 9, 2014. The principal of the loan can be paid off at anytime during the period of the loan at the election of the Company with interest bearing in full for the 5 month term of the loan. In the event the loan is not paid by the maturity date, the collateral assets will become the property for the loaner and no interest is due. Upon further negotiations, the maturity date of the loan was extended to April 30, 2014. At June 30, 2014 this loan had been settled and the accrued interest of $3,750 has been included as part of the new loan agreement entered into on April 28, 2014.

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

During the quarter ended September 30, 2015, the Company incurred interest of $4,537 for the note and interest payable of $25,595 as of September 30, 2015 (June 30, 2015 - $21,058).

Subsequent to the quarter ended September 30, 2015, due to the Company’s inability to repay the loan, the collateral has been foreclosed by the lender and the assets are no longer owned by the Company (Note 10).

Note 7 – Convertible Promissory Notes

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,500 (C$18,259). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the Note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to thirty five percent at the market price, calculated as the average of the lowest three trading prices during the 10 trading days prior to the conversion. As the note was not repaid on November 10, 2014, a penalty of US$5,473 (C$6,211) has been added to the principal balance of the note. As of September 30, 2015, conversions totaling US$21,113 (C$25,707) have been recorded and 26,828,386 shares of the Company’s common stock have been issued as a result of the conversion.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the three months ended September 30, 2015
(Unaudited)
Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On April 7, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$32,500 (C$35,656). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of January 9, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.0001 at the option of the lender at a conversion price equal to forty one percent at the market price, which is the average of the lowest three trading prices during the 10 days prior to the conversion. The note has matured unpaid. As a result, a penalty of US$16,250 (C$18,445) has been added to the principal balance of the note.

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,000 (C$45,793). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As the note was not repaid on April 9, 2015, a penalty of US$4,240 (C$5,334) has been added to the principal balance of the note. As of September 30, 2015, conversions totaling US$11,712 (C$14,156) have been recorded and 35,627,097 shares of the Company’s common stock have been issued as a result of the conversion.

On May 27, 2014, the Company entered into a securities purchase agreement to issue two unsecured convertible promissory notes with a principal amount of US$25,000 (C$27,173) each. These promissory notes bear interest at an annual rate of 8% which is to be paid with principal and interest on the maturity date of May 27, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As of September 30, 2015, conversions totaling US$2,423 (C$3,114) have been recorded and 5,246,000 shares of the Company’s common stock have been issued as a result of the conversion.

On August 1, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$147,500 (C$161,055). This promissory note represents consulting fees paid for investor relation services up to July 31, 2014 and has been recorded as consulting expense. This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of August 1, 2015. The principal amount of the note together with interest may be converted into shares of common stock at the lower of (i) fifty percent of the lowest market price during the 20 days prior to the conversion or (ii) US$0.00005 per share if the stock trades below US$0.001. On August 20, 2015, a principal amount of $25,000 was transferred to another holder (See August 20, 2015 note). As of September 30, 2015, conversions totaling US$3,175 (C$3,874) have been recorded and 2,334,375 shares of the Company’s common stock have been issued as a result of the conversion.

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

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the three months ended September 30, 2015
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

On May 28, 2015, the Company issued a convertible debenture for the gross proceed of US$25,000 (C$31,193). The debenture matures on May 28, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to fifty percent of the lowest closing price during the 15 days prior to the conversion. As of September 30, 2015, conversions totaling US$6,750 (C$8,504) have been recorded and 14,461,538 shares of the Company’s common stock have been issued as a result of the conversion.

On August 20, 2015, the Company issued a convertible debenture of US$25,000 (C$32,700) as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on August 20, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$25,000 with 8% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of common stock at the lower of (i) fifty percent of the lowest market price during the 20 days prior to the conversion or (ii) US$0.00005 per share if the stock trades below US$0.001. As of September 30, 2015, conversions totaling US$432 (C$568) have been recorded and 8,635,000 shares of the Company’s common stock have been issued as a result of the conversion.

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at September 30, 2015 was $3,722,577 (June 30, 2015 - $1,089,160). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet. To calculate the fair value of the embedded derivative the following assumptions were made using the Black-Scholes pricing model:

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the three months ended September 30, 2015
(Unaudited)
Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

	2015	2014
Risk-free interest rate	0.33%	0.49%
Expected life	1-2 years	1-2 years
Share price	0.0004	$0.003
Volatility	533%	519%
Forfeiture rate	0%	0%

As at September 30, 2015, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $42,092 (June 30, 2015 - $31,174).

Note 8 - Capital Stock

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

On September 30, 2015, the Company issued 300,000,000 common shares in lieu of payment for consulting fee of US$60,000 (C$78,522) payable to related parties at US$0.0002 (C$0.0002) per common share.

GOLDEN GLOBAL CORP.
(An Exploration Stage Company)
NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the three months ended September 30, 2015
(Unaudited)
Stated in Canadian dollars

Note 8 - Capital Stock (continued)

During the quarter ended September 30, 2015, the Company issued 81,470,604 common stocks as a result of the conversion of US$15,652 (C$20,484) of unsecured promissory notes dated February 6, 2014, April 9, 2014, May 27, 2014, May 28, 2015, and August 20, 2015.

As of September 30, 2015, there are no share options or warrants outstanding.

Note 9 – Shares to be Issued

For consideration of ongoing investor relations and marketing service the Company has agreed to issue shares in lieu for services. The Company has agreed that this vendor will remain the owners of at least 3% of the Company’s outstanding common shares as at June 5, 2015 and June 5, 2016. At September 30,, 2015, the Company has recorded shares to be issued of US$4,500 (C$6,000), which represents 1,471,812 shares.

Note 10 – Subsequent Events

On October 7, 2015, title to the Company’s placer gold claims at its McDame property were transferred to the note payable holder (Note 6.) The collateral has been foreclosed by the Lender and the assets are no longer owned by the Company.

On October 30, 2015, the Company entered into an Acquisition Agreement (“Agreement”) wherein the Company will acquire 100% of the issued and outstanding units of Corpaycar, LLC, the maker of the Combo Hitter, from the existing unitholders of Corpaycar. The acquisition agreement was subsequently cancelled during April, 2016. No considerations were exchanged in relations to the agreement.

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

As used in this quarterly report, the terms “we,” “us”, “our” and “our company” refer to Golden Global Corp. and our wholly owned subsidiary.

Corporate History

We were incorporated on December 9, 2009, under the laws of the State of Nevada. Our executive office is currently located at 21573 San Germain Avenue, Boca Raton, FL 33433 and out telephone number is (561) 430-5935.

Our Mining Business

For our fiscal year that ended on June 30, 2015 and the fiscal quarter ended September 30, 2015, we remained a junior exploration stage company. We continued to work diligently on preparations to start mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. We still relied upon the sale of our securities to fund those operations, although we were also successful in obtaining private loans to commence preparations for gold mining, which was anticipated to start in the spring of 2015.

The McDame property consisted of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term goal was to explore and, if warranted, develop further mining by acquiring other leases. We had a copper option in the Democratic Republic of Congo (DRC) which we planned to explore, subject to securing sufficient capital resources.

Events Subsequent to September, 2015

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

Transactions with Corpaycar, LLC and Changes in Management and Control

As a result of the October 2015 foreclosure of our mining assets by the Lender, we elected to redirect our efforts to explore opportunities in the fitness industry, by creating and integrating a platform of complementary fitness industry businesses, which we believe will afford better long term growth and appreciation opportunities for our shareholders.

On October 30, 2015, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”), pursuant to which the Company acquired 100% of the issued and outstanding limited liability company membership interests of Corpaycar, LLC (“Corpaycar”), from its sole member (the “Acquisition”). Corpaycar, through its wholly-owned subsidiary Combo Hitter, LLC (“Combo Hitter”), is the maker of the Combo Hitter, a multi applicable wall mounted punching system that enables a user to practice different types of boxing training on a single unit such as strength and arm development, up and down movement and kick boxing. Pursuant to the Acquisition Agreement, the Company was to issue 100,000 shares of Series B Convertible Preferred Stock (the “Series B Shares”) to the former member of Corpaycar. The Series B Shares entitled the holders thereof to convert, commencing one year after issuance, their shares into twenty percent(20%) of our then issued and outstanding common stock on the date of conversion

The Board of Directors also authorized the creation of 500 shares of Series A Convertible Preferred Shares (the “Series A Stock”), which would grant the holder the right to vote an amount of shares of common stock that equals a majority of our then issued and outstanding common stock. The Board of Directors issued the Series A Stock to Michael J. Starkweather, the Chief Operating Officer of Corpaycar, who was also appointed as a Director of our company and as its Chief Operating Officer.

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

On April 18, 2016, we entered into a Rescission Agreement and Mutual Release (the “Unwinding Agreement”) with Corpaycar, Combo Hitter and Brad Kohler, the sole member of CPC (the “Member,” and together with Corpaycar and Combo, collectively, the “CPC Parties”). Pursuant to the Unwinding Agreement, among other matters

•	The Acquisition Agreement and the Acquisition were rescinded ab initio, as of October 30, 2015;

•              The CPC Parties, jointly and severally waived (i) any ownership right in and to the shares of our Series B Preferred Stock, which was to be issued to the Member pursuant to the Acquisition Agreement in exchange for the CPC Interests; and (ii) any right to receive compensation of any type and any other benefit from GGC pursuant to the Acquisition Agreement or otherwise in connection with the Acquisition;

•              GGC waived (i) any ownership right in and to the CPC Interests which were to be conveyed by the Member to GGC pursuant to the Acquisition Agreement or otherwise in connection with the Acquisition; and (ii) any ownership rights in the intellectual property or other assets of CPC or Combo;

•              The CPC Parties were relived of any obligation to repay GGC for any funds advanced by GGC to the CPC Parties to fund the operations of CPC and Combo between October 30, 2015 and April 18, 2016; and

•              The parties exchanged mutual releases and agreed to a mutual non-disparagement covenant.

The Company is continuing to explore additional opportunities in the fitness industry which it believes it can implement during the balance of fiscal 2016 and 2017, together with refinement of the Company’s capital structure.

Results of Operations for the three months ended September 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the three months ended September 30, 2015 and 2014.

Our operating results for the three months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30,
	2015		2014

Revenue	$	Nil	$	Nil

Operating Expenses		$99,817		$265,258

Net Loss and Comprehensive Loss		$(2,752,094)		$(1,248,183)

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for three months ended September 30, 2015 and are outlined in the table below:

	Three Months Ended September 30,
	2015	2014

Consulting fees	$58,892	$216,600

Depreciation	$5,639	$13,117

Professional fees	$11,623	$7,844

Office and general	$23,663	$26,897

Travel expenses	$-	$800

The decrease in operating expenses for the three months ended September 30, 2015 compared to the same period in 2014 was due to decreases in consulting fees, depreciation, office and general and travel expenses, set off in part by an increase in professional fees.

Liquidity and Financial Condition

As of September 30, 2015, our total assets were $119,202 our total liabilities were $4,269,554 and we had a total stockholders’ deficit of $4,150,352. Our financial statements report net loss of $2,617,360 and $1,249,905 and comprehensive loss of $2,752,094 and $1,249,905 for the three months ended September 30, 2015 and 2014, respectively.

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

Management’s Report on Disclosure Controls and Procedures

Our Chief Executive and Acting Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive and Acting Chief Financial Officer has concluded that as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A (b) of our Annual Report on Form 10-K for the year ended June 30, 2015.

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

On September 30, 2016, we issued 150,000,000 "restricted" shares of our common stock to each of Robert Leyne Lee, our then sole executive officer and John Robert Hope, who was our former Chief Executive Officer and then current Mining Consultant and Director of our mining subsidiary, in exchange for services valued at US$30,000 each (US$0.0002 per share).

The shares were issued without registration under the Securities Act of 1933, as amended pursuant to the exemption from registration afforded by Section 4 (a) (2) thereunder.

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

Dated: May 11, 2016