Form 10-Q
period 2015-12-31
GOLDEN GLOBAL CORP.
filed 2016-05-18
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

As of May 18, 2016, there were 2,538,158,724 shares of the Company’s common stock issued and outstanding.

Item 1. Financial Statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Balance Sheets

Stated in Canadian dollars

	December 31, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$5,140	$7,131
Prepaid and retainer (Note 6)	-	10,000
Sales tax and other receivable	-	2,787
Total current assets	5,140	19,918
Property and Equipment (Note 3)	420	86,033
Mineral properties, unproven (Note 4, 6)	-	20,012
	420	106,045
Total Assets	$5,560	$125,963

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 7)	$159,422	$132,942
Due to related parties (Note 5)	149,810	215,891
Note payable (Note 6)	-	146,734
Fair value of embedded derivative (Note 7)	1,120,067	1,089,160
Share to be issued (Note 9)	7,129	6,000
Dividend payable	34,241	30,759
Total Liabilities	1,470,669	1,621,486
Going concern (Note 1)
Subsequent event (Note 10)

STOCKHOLDERS’ EQUITY
Capital Stock (Note 8)
Authorized:
4,500,000,000 (June 30, 2015 – 4,500,000,000) with a par value of $0.0001
Outstanding but not issued
1,905,958,724 common stock (June 30, 2015 - 43,653,453) (Note 8)	190,596	4,366
Additional paid in capital	1,346,609	1,329,447
Deficit accumulated during the exploration stage	(2,947,946)	(2,905,270)
Accumulated other comprehensive loss	(130,332)	-
	(1,541,073)	(1,571,487)
Equity attributable to non-controlling interest	75,964	75,964
Total Stockholders’ Equity	(1,465,109)	(1,495,523)
Total Liabilities and Stockholders’ Equity	$5,560	$125,963

The accompanying notes are an integral part of the condensed interim consolidated financial statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Statements of Operations

(Unaudited)

Stated in Canadian dollars

	Three months ended December 31, 2015	Three months ended December 31, 2014	Six months ended December 31, 2015	Six months ended December 31, 2014

Consulting fees	360,843	70,705	$419,735	$287,305
Depreciation	138	13,138	5,775	26,255
Professional fees	10,396	8,082	22,019	15,926
Office and general	14,914	3,783	38,579	30,680
Stock-based compensation	-	141,106	-	141,106
Travel expenses	-	-	-	800
	(386,291)	(236,814)	(486,108)	(502,072)

Other items
Gain on settlement of note payable	48,096	-	48,096	-
Financing costs	(22,381)	-	(20,491)	-
Gain / (Loss) on change in embedded derivative (Note 7)	2,933,221	348,353	410,442	(587,147)
Loan penalties	-	(14,822)	-	(14,822)
Foreign exchange gain / (loss)	1,890	(43,585)	8,867	(91,010)
Net income (loss) for the period	2,574,535	53,132	(39,194)	(1,195,051)
Preferred shares dividend	(1,741)	(1,760)	(3,482)	(3,482)
Attributed to common stockholders	$2,572,794	$51,372	$(42,676)	$(1,198,533)
Other comprehensive loss:
Foreign currency translation adjustment	6,143	-	(130,332)	-
Comprehensive loss for the period	2,580,678	53,132	(169,526)	(1,195,051)

Basic and diluted income (loss) per share	$0.0023	$0.0055	$(0.0002)	$(0.1870)
Weighted average number of shares outstanding	1,125,552,995	9,359,174	609,843,152	6,409,995

The accompanying notes are an integral part of the condensed interim consolidated financial statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Statements of Stockholders’ Equity

(Unaudited)

Stated in Canadian dollars

	Common Stock		Additional	Deficit Accumulated During the Exploration	Accumulated Other Comprehensive	Equity attributable to Golden Global Corp	Equity attributable to non- controlling
	Shares	Amount	Paid-in Capital	Stage	Loss	Shareholders	interests	Total Equity

Balance, June 30, 2015	43,653,453	$4,366	$1,329,417	$(2,905,270)	$-	$(1,571,487)	$75,964	$(1,495,523)

Issuance of common shares, consulting services	450,000,000	45,000	53,352	-	-	98,352	-	98,352

Issuance of common shares, note conversion	1,412,305,271	141,230	(36,160)	-	-	105,070	-	105,070

Dividend	-	-	-	(3,482)	-	(3,482)	-	(3,482)

Net loss and comprehensive loss	-	-	-	(39,194)	(130,332)	(169,526)	-	(169,526)

Balance, December 31, 2015	1,905,958,724	$190,596	$1,346,609	$(2,947,946)	$(130,332)	$(1,541,073)	$75,964	$(1,465,109)

The accompanying notes are an integral part of the condensed interim consolidated financial statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

Stated in Canadian dollars

	Six months ended December 31, 2015	Six months ended December 31, 2014
Operating activities
Net loss for period	$(39,194)	$(1,195,051)
Non-cash payment for consulting expenses	350,131	235,030
Stock-based compensation	-	141,106
Depreciation	5,775	26,255
Gain / (Loss) on change in fair value of embedded derivative	(410,442)	587,147
Gain on settlement of note payable	(48,096)	-
Foreign exchange adjustment	10,555	87,265
Loan penalties	-	14,822
Changes in non-cash working capital balances
Sales tax and other receivable	2,787	-
Prepaid expenses	-	(10,000)
Accounts payable and accrued liabilities	53,570	15,116
Due to related parties	12,640	30,344
Note payable	-	12,132
Net cash used in operating activities	(62,274)	(55,834)

Financing activities
Convertible promissory notes	60,283	20,362
Net cash proved by financing activities	60,283	20,362

Investing activities
Purchase of equipment	-	(402)
Net cash used in investing activities	-	(402)

Decrease in cash and cash equivalents during the period	(1,991)	(35,874)
Cash and cash equivalents, beginning of the period	7,131	43,006
Cash and cash equivalents, end of the period	$5,140	$7,132

Supplemental cash flow information

- Income taxes paid	$-	$-
- Interest paid	$-	$-

The accompanying notes are an integral part of the condensed interim consolidated financial statements

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2015

(Unaudited)

Stated in Canadian dollars

Note 1 – Nature and Continuance of Operations

Golden Global Corp. (“the Company”), incorporated in the State of Nevada, USA on December 10, 2009, and its wholly-owned subsidiary are engaged in the acquisition, exploration and development of precious metal properties. The Company’s wholly owned subsidiary is Golden Global Mining Corporation which was incorporated in the Province of Alberta, Canada on January 10, 2010. The Company is an exploration stage company in the process of exploring its mineral properties in British Columbia, Canada, and has not yet determined whether these properties contain reserves that are economically recoverable.

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2015, the Company had not yet achieved profitable operations and has accumulated losses of $2,947,946 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The unaudited condensed interim consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 filed with the SEC.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the unaudited condensed interim consolidated financial statements. The financial statements and notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These condensed interim consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not included all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2015

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

Functional Currency change

As a result of recent operational development, the Company has changed its functional currency to US Dollars (US$) effective on July 1, 2015. The functional currency of the Company’s subsidiary remains in Canadian dollars (“C$”). The Company maintains its financial statements in Canadian dollars (C$). All assets and liabilities of the Company are translated into Canadian dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation adjustments are included in accumulated other comprehensive income.

Gains or losses resulting from transactions denominated in foreign currencies are included in net loss on the statement of operations as incurred. Exchange gains or losses arising from foreign currency transactions are included in the determination of other comprehensive income for the respective periods.

Note 3 – Property and Equipment

As at December 31, 2015

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$2,226	$119
Mining equipment (Note 6)	-	-	-
Computers	1,464	1,163	301
	$3,809	$3,389	$420

As at June 30, 2015

	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,991	$354
Mining equipment	258,938	173,600	85,338
Computers	1,464	1,123	341
	$262,747	$176,714	$86,033

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2015

(Unaudited)

Stated in Canadian dollars

Note 4 – Mineral Properties

During the period ended December 31, 2015, the Company did not make any payment in relations to mineral claims (2014 - $Nil). The mineral properties were transferred to a lender as part of a settlement of the Company’s note payable (Note 6).

Note 5 – Due to Related Parties

During the quarter ended December 31, 2015, the Company incurred $29,970 (US$22,500) in consulting fees to related parties and issued 150,000,000 common shares for settlement of $19,830 (US$15,000) consulting fees payable to related parties.

During the quarter ended September 30, 2015, the Company incurred $58,892 (US$45,000) in consulting fees to related parties and issued 300,000,000 common shares for $79,320 (US$60,000) for consulting fees payable to related parties.

During the quarter ended September 30, 2014, the Company issued 1,686,364 common shares for $164,366 (US$154,000) previously accrued consulting fees. Additionally, the Company incurred $32,676 (US$30,000) in consulting fees to related parties.

On December 8, 2014, the Company issued 6,150,000 common shares in lieu of payment for consulting fee of $70,553 (US$61,500) payable to related parties at US $0.01 per common share. At the time of issuance, the Company’s share was traded at US $0.03. As a result, an additional $141,106 (US$123,000) has been recorded as stock-based compensation.

As of December 31, 2015, there was a balance of $149,810 payable to related parties (June 30, 2015 - $215,891).

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

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2015

(Unaudited)

Stated in Canadian dollars

Note 6 –Note payable (continued)

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

Due to the Company’s inability to repay the loan, the collateral has been foreclosed by the lender on October 7, 2015. The title to the Company’s placer gold claims at its McDame property were transferred to the note payable holder, including all assets, equipment, machinery, vehicles and ancillary buildings to process the claims. Accrued interest settled on the foreclosure totaled $11,212.

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
For the three and six months ended December 31, 2015

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,000 (C$45,793). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As the note was not repaid on April 9, 2015, a penalty of US$4,240 (C$5,334) has been added to the principal balance of the note. As of December 31, 2015, conversions totaling US$30,425 (C$39,316) have been recorded and 470,745,097 shares of the Company’s common stock have been issued as a result of the conversion.

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

On August 1, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$147,500 (C$161,055). This promissory note represents consulting fees paid for investor relation services up to July 31, 2014 and has been recorded as consulting expense. This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of August 1, 2015. The principal amount of the note together with interest may be converted into shares of common stock at the lower of (i) fifty percent of the lowest market price during the 20 days prior to the conversion or (ii) US$0.00005 per share if the stock trades below US$0.001. On August 20, 2015, a principal amount of US$25,000 was transferred to another holder (See August 20, 2015 note). Additional transfers of US$19,500 and US$105,500 were made on December 31, 2015 (See December 3, 2015 notes). As of December 31, 2015, all principle of the note has been converted or transferred and 57,134,375 shares of the Company’s common stock have been issued as a result of the conversion.

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
For the three and six months ended December 31, 2015

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

On May 28, 2015, the Company issued a convertible debenture for the gross proceed of US$25,000 (C$31,193). The debenture matures on May 28, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to fifty percent of the lowest closing price during the 15 days prior to the conversion. As of December 31, 2015, conversions totaling US$18,500 (C$24,085) have been recorded and 249,461,538 shares of the Company’s common stock have been issued as a result of the conversion.

On August 20, 2015, the Company issued a convertible debenture of US$25,000 (C$32,700) as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on August 20, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$25,000 with 8% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of common stock at the lower of (i) fifty percent of the lowest market price during the 20 days prior to the conversion or (ii) US$0.00005 per share if the stock trades below US$0.001. As of September 30, 2015, conversions totaling US$16,913 (C$22,464) have been recorded and 374,885,000 shares of the Company’s common stock have been issued as a result of the conversion.

On October 19, 2015, the Company issued a convertible debenture of US$250,000 (C$324,950) in lieu of payment for consulting services. The debenture matures on May 19, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$250,000 with 2% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of common stock at the eighty-seven point five percent of the lowest market price during the 40 days prior to the conversion.

On November 5, 2015, the Company issued a convertible debenture for the gross proceed of US$30,000 (C$39,501). The debenture matures on June 5, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$40,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion.

On December 3, 2015, the Company issued a convertible debenture of US$19,500 (C$26,118) as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on June 3, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$19,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of common stock at thirty percent of the lowest market price during the 30 days prior to the conversion. As of December 31, 2015, conversions totaling US$4,221 (C$5,741) have been recorded and 100,000,000 shares of the Company’s common stock have been issued as a result of the conversion.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2015

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On December 3, 2015, the Company issued a convertible debenture of US$105,000 (C$141,309) as a result of a transfer of the August 1, 2014 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$105,000 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of common stock at fifty percent of the lowest market price during the 40 days prior to the conversion. As of December 31, 2015, conversions totaling US$7,500 (C$10,195) have been recorded and 150,000,000 shares of the Company’s common stock have been issued as a result of the conversion.

On December 30, 2015, the Company issued a convertible debenture for the gross proceed of US$5,000 (C$6,942). The debenture matures on June 30, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$7,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion.

On December 31, 2015, the Company issued a convertible debenture for the gross proceed of US$10,000 (C$13,840). The debenture matures on July 1, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$13,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion.

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at December 31, 2015 was $1,120,067 (June 30, 2015 - $1,089,160). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet. To calculate the fair value of the embedded derivative the following assumptions were made using the Black-Scholes pricing model:

	December 30, 2015	June 30, 2015
Risk-free interest rate	0.49-0.65%	0.49%
Expected life	0.50-1 years	1-2 years
Share price	0.0001	$0.003
Volatility	535%	519%
Forfeiture rate	0%	0%

As at December 31, 2015, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $37,290 (June 30, 2015 - $31,174). As at December 31, 2015, accrued interest relating to the notes that were converted during the quarter totaled $15,878.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2015

(Unaudited)

Stated in Canadian dollars

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

On December 8, 2014, the Company issued 150,000 common shares in lieu of payment for investor relations and marketing services of US$5,162 (C$4,500) at US$0.03 per common share.

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

On October 20, 2015, the Company issued 150,000,000 common shares in lieu of payment for consulting fee of US$15,000 (C$19,830) payable to related parties at US$0.0001 (C$0.0001) per common share.

During the quarter ended December 31, 2015, the Company issued 1,330,834,667 common stocks as a result of the conversion of US$63,984 (C$84,586) of unsecured promissory notes dated April 9, 2014, August 1, 2014, May 28, 2015, August 20, 2015, and December 3, 2015.

As of December 31, 2015, there are no share options or warrants outstanding.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2015

(Unaudited)

Stated in Canadian dollars

Note 9 – Shares to be Issued

For consideration of ongoing investor relations and marketing service the Company has agreed to issue shares in lieu for services. The Company has agreed that this vendor will remain the owners of at least 3% of the Company’s outstanding common shares as at June 5, 2015 and June 5, 2016. At December 31, 2015, the Company has recorded shares to be issued of US$5,151 (C$7,129), which represents 1,471,812 shares.

Note 10 – Subsequent Event

On April 18, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Unwinding Agreement”) with Corpaycar, LLC, a Minnesota limited liability company (“CPC”), Combo Hitter, LLC, an Ohio limited liability company (“Combo”) and Brad Kohler, the sole member of CPC (the “Member,” and together with CPC and Combo, collectively, the “CPC Parties”). Pursuant to the Unwinding Agreement, the Company and the CPC Parties agreed to rescind that certain Acquisition Agreement dated October 30, 2015 (the “Acquisition Agreement”) by and among the Company, CPC and the Member, and the acquisition of all of the outstanding limited liability company membership interests of CPC (the “CPC Interests”) from the Member (the “Acquisition”) contemplated by the Acquisition Agreement. Pursuant to the Unwinding Agreement, among other matters:

•	The Acquisition Agreement and the Acquisition were rescinded ab initio, as of October 30, 2015;

•	The CPC Parties, jointly and severally waived (i) any ownership right in and to the shares of the Company’s Series B Preferred Stock, which was to be issued to the Member pursuant to the Acquisition Agreement in exchange for the CPC Interests; and (ii) any right to receive compensation of any type and any other benefit from the Company pursuant to the Acquisition Agreement or otherwise in connection with the Acquisition;

•	The Company waived (i) any ownership right in and to the CPC Interests which were to be conveyed by the Member to the Company pursuant to the Acquisition Agreement or otherwise in connection with the Acquisition; and (ii) any ownership rights in the intellectual property or other assets of CPC or Combo;

•	The CPC Parties were relived of any obligation to repay the Company for any funds advanced by the Company to the CPC Parties to fund the operations of CPC and Combo between October 30, 2015 and April 18, 2016; and

•	The parties exchanged mutual releases and agreed to a mutual non-disparagement covenant.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we,” “us”, “our” and “our company” refer to Golden Global Corp. and our wholly owned subsidiary.

Corporate History

We were incorporated on December 9, 2009, under the laws of the State of Nevada. Our executive office is currently located at 21573 San Germain Avenue, Boca Raton, FL 33433 and out telephone number is (561) 430-5935.

Business

Mining Business

For our fiscal year that ended on June 30, 2015 and until October 7, we remained a junior exploration stage company. We continued to work diligently on preparations to start mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. We still relied upon the sale of our securities to fund those operations, although we were also successful in obtaining private loans to commence preparations for gold mining, which was originally anticipated to start in the spring of 2015.

The McDame property consisted of placer claims #362586 and #363240, located near Cassiar, in the Liard Mining Division of British Columbia, Canada. Our long term goal was to explore and, if warranted, develop further mining by acquiring other leases. We had a copper option in the Democratic Republic of Congo (DRC) which we planned to explore, subject to securing sufficient capital resources.

Foreclosure of Mining Business Assets

On October 7, 2015, title to the Company’s placer gold claims at its McDame property, which consisted of placer claims 362586, 363240, 776862 and 776902 located in north central British Columbia, were transferred to a shareholder (the “Lender”) who loaned our company $185,000 (the “Loan”). These claims, and all equipment, machinery, vehicles and ancillary buildings to process the claims were used as collateral for the Loan. The collateral was foreclosed upon by the Lender and the assets are no longer owned by the Company.

Redirection of Business Focus

As a result of the October 2015 foreclosure of our mining assets by the Lender, we elected to redirect our efforts to explore opportunities in the fitness industry, by creating and integrating a platform of complementary fitness industry businesses, which we believe will afford better long term growth and appreciation opportunities for our shareholders.

Transactions with Corpaycar, LLC and Changes in Management and Control

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

Results of Operations for the three and six months ended December 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the three and six months ended December 31, 2015 and 2014:

	Three Months ended December 31,				Six Months ended December 31,
	2015		2014		2015		2014
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$386,291		$236,814		$(486,108)		$(502,072)
Net Loss and Comprehensive Loss		$(2,752,094)		$(1,248,183)		$(169,526)		$(1,195,051)

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for three and six months ended December 31, 2015 and are outlined in the table below:

	Three Months ended December 31,		Six Months ended December 31,
	2015	2014	2015	2014
Consulting fees	$360,843	$70,705	$419,735	$287,305
Depreciation	$138	$13,138	$5,775	$26,255
Professional fees	$10,396	$8,082	$22,019	$15,926
Office and general	$14,914	$3,783	$38,579	$30,680
Stock-based compensation	$-	$141,106	$-	$141,106
Travel expenses	$-	$-	$-	$800

The increase in operating expenses for the three months ended December 31, 2015 from to the same period in 2014 was due to increases in consulting fees, professional fees and office and general expenses, offset in part by decreases in depreciation and stock-based compensation, all arising from the foreclosure of the Company’s mining assets and the redirection of its business focus.

The decrease in operating expenses for the six months ended December 31, 2015 from the same period in 2014 was due to decreases in depreciation, office and general expenses, travel expenses and stock-based compensation, offset in part by an increase in consulting fees and professional fees, all arising from the foreclosure of the Company’s mining assets and the redirection of its business focus.

Liquidity and Financial Condition

As of December 31, 2015, our total assets were $5,560, our total liabilities were $1,470.669 and we had a total stockholders’ deficit of $1,465,109. As a result of a gain in a settlement of a note payable of $48,096 for the three and six months ended December 31, 2015 and a gain in change of embedded derivative of $2,933,221 and $410,442 for the three and six months ended December 31, 2015, respectively, we reported net income of $2,574,535 for the three months ended December 31, 2015, net loss of $39,194 for the six months ended December 31, 2015, comprehensive net income of $2,580,678 for three months ended December 31, 2015 and comprehensive net loss of $169,526 for the six months ended December 31, 2015. This contrasts with net income and comprehensive income of $53,132 and net loss and comprehensive net loss of $1,195,051 for the three and six months ended December 31, 2014, respectively.

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

ITEM 4.          CONTROLS AND PROCEDURES

Our Chief Executive and Acting Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive and Acting Chief Financial Officer has concluded that as of December 31 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A (b) of our Annual Report on Form 10-K for the year ended June 30, 2015his report.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2015, the Company issued a convertible debenture for gross proceeds of US$250,000 (C$324,950) in lieu of payment for consulting services. The debenture matures on May 19, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of US$250,000 with 2% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of common stock at the eighty-seven point five percent of the lowest market price during the 40 days prior to the conversion.

On November 5, 2015, the Company issued a convertible debenture for gross proceeds of US$30,000 (C$39,501). The debenture matures on June 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of US$40,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion.

On December 30, 2015, the Company issued a convertible debenture for gross proceeds of US$5,000 (C$6,942). The debenture matures on June 30, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of US$7,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion.

On December 31, 2015, the Company issued a convertible debenture for gross proceeds of US$10,000 (C$13,840). The debenture matures on July 1, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of US$13,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion.

On October 20, 2016, we issued 75,000,000 “restricted” shares of our common stock to each of Robert Leyne Lee, our then sole executive officer and John Robert Hope, who was our former Chief Executive Officer and then current Mining Consultant and Director of our mining subsidiary, in exchange for services valued at US$7,500 each (US$0.0001 per share).

The foregoing securities were issued without registration under the Securities Act of 1933, as amended pursuant to the exemption from registration afforded by Section 4 (a) (2) and Regulation D thereunder.

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

Dated: May 18, 2016