Form 10-Q
period 2016-03-31
GOLDEN GLOBAL CORP.
filed 2016-06-23
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of June 22, 2016, there were 2,628,158,724 shares of the Company’s common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Balance Sheets

Stated in Canadian dollars

	March 31, 2016	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$1,118	$7,131
Prepaid and retainer	9,080	10,000
Sales tax and other receivable	2,216	2,787
Total current assets	12,414	19,918
Property and equipment
Property and equipment (Note 3)	281	86,033
Mineral properties, unproven (Note 6)	-	20,012
Total property and equipment	281	106,045
Total Assets	$12,695	$125,963

LIABILITIES
Current
Accounts payable and accrued liabilities	$152,931	$132,942
Due to related parties (Note 5)	113,189	215,891
Note payable (Note 6)	-	146,734
Fair value of embedded derivative (Note 7)	1,631,568	1,089,160
Shares to be issued (Note 9)	6,681	6,000
Dividend payable	35,964	30,759
Total Liabilities	1,940,333	1,621,486
Going concern (Note 1)
Subsequent event (Note 10)

STOCKHOLDERS' EQUITY
Capital stock (Note 8)
Authorized:
4,500,000,000 common stock (June 30, 2015 – 4,500,000,000) with a par value of $0.0001
Unlimited series A preferred shares with a par value of $1.00 Outstanding
1,905,958,724 common stock (June 30, 2015 - 43,653,453)	253,816	4,366
1,000 series A preferred stock (June 30, 2015 - Nil)	1,000	-
Additional paid in capital	1,311,430	1,329,417
Deficit accumulated during the exploration stage	(3,537,029)	(2,905,270)
Accumulated other comprehensive loss	(32,819)	-
	(2,003,602)	(1,571,487)
Equity attributable to non-controlling interest	75,964	75,964
Total Stockholders' Equity	(1,927,638)	(1,495,523)
Total Liabilities and Stockholders' Equity	$12,695	$125,963

The accompanying notes are an integral part of the condensed interim consolidated financial statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Statements of Operations

(Unaudited)

Stated in Canadian dollars

	Three months ended March 31, 2016	Three months ended March 31, 2015	Nine months ended March 31, 2016	Nine months ended March 31, 2015

Expenses
Administration fees	$-	$4,825	$-	$4,825
Consulting fees	5,398	37,236	425,133	324,541
Depreciation	139	13,084	5,914	39,339
Professional fees	5,843	2,226	27,862	18,152
Office and general	18,983	22,146	57,562	52,826
Stock-based compensation	6,695	-	6,695	141,106
Travel expenses	-	315	-	1,115
	(37,058)	(79,832)	(523,166)	(581,904)

Other items
Gain on settlement of note payable (Note 6)	-	-	48,096	-
Gain / (loss) on change in fair value of embedded derivative	(522,202)	205,138	(111,760)	(382,009)
Financing costs	(29,052)	(15,633)	(49,543)	(15,633)
Loan penalties	-	-	-	(14,822)
Foreign exchange adjustment	951	(101,278)	9,818	(192,288)

Net income (loss) for the period	(587,361)	8,395	(626,555)	(1,186,656)
Preferred shares dividend	(1,722)	(1,703)	(5,204)	(5,185)

Attributed to common stockholders	(589,083)	6,692	(631,759)	(1,191,841)

Other comprehensive income (loss):
Foreign currency translation adjustment	97,513	-	(32,819)	-
Comprehensive income (loss) for the period	$(489,848)	$8,395	$(659,374)	$(1,186,656)

Basic and diluted income (loss) per share	$(0.0004)	$0.0004	$(0.0004)	$(0.1297)

Diluted income (loss) per share	$(0.0004)	$0.0000	$(0.0004)	$(0.1297)
Weighted average number of shares outstanding	1,506,673,425	14,873,382	1,673,832,832	9,189,888

The accompanying notes are an integral part of the condensed interim consolidated financial statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

Stated in Canadian dollars

	Common Stock		Preferred Shares
	Shares	Amount	Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Accumulated Other Comprehensive Loss	Equity Attributable to Golden Global Corp Shareholders	Equity Attributable to Non- controlling Interests	Total Equity (Deficit)
Balance, June 30, 2015	43,653,453	$4,366	$-	$1,329,417	$(2,905,270)	$-	$(1,571,487)	$75,964	$(1,495,523)
Issuance of common shares	550,000,000	55,000	-	56,742	-	-	111,742	-	111,742
Issuance of common shares, note conversion	1,944,505,271	194,450	-	(74,729)	-	-	119,721	-	119,721
Issuance of preferred shares	-	-	1,000	-	-	-	1,000	-	1,000
Dividend	-	-	-	-	(5,204)	-	(5,204)	-	(5,204)
Net loss and comprehensive loss	-	-	-	-	(626,555)	(32,819)	(659,374)	-	(659,374)
Balance, March 31, 2016	2,538,158,724	$253,816	$1,000	$1,311,430	$(3,537,029)	$(32,819)	$(2,003,602)	$75,964	$(1,927,638)

The accompanying notes are an integral part of the condensed interim consolidated financial statements

Golden Global Corporation

(An Exploration Stage Company)

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

Stated in Canadian dollars

	Nine months ended March 31, 2016	Nine months ended March 31, 2015
Operating activities
Net loss for period	(626,555)	$(1,186,656)
Non-cash payment for consulting expenses	334,750	235,030
Stock-based compensation	6,695	141,106
Depreciation	5,914	39,339
Gain on change in fair value of embedded derivative	111,760	382,009
Gain on settlement of note payable	(48,096)	-
Foreign exchange adjustment	1,799	182,590
Loan penalties	-	14,822
Financing cost	49,543	15,633
Changes in non-cash working capital balances
Prepaid and retainer	(9,373)	(10,000)
Accounts payable and accrued liabilities	44,656	10,153
Due to related parties	401	59,423
Note payable	-	16,570
Net cash used in operating activities	(128,506)	(99,981)

Financing activities
Convertible promissory notes	116,493	70,784
Common share issued	5,000	-
Preferred share issued	1,000	-
Net cash provided by financing activities	122,493	70,784

Decrease in cash during the period	(6,013)	(29,197)
Cash, beginning of the period	7,131	43,006
Cash, end of the period	$1,118	$13,809

The accompanying notes are an integral part of the condensed interim consolidated financial statements

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2016

(Unaudited)

Stated in Canadian dollars

Note 1 – Nature and Continuance of Operations

Golden Global Corp. (the “Company”), incorporated in the State of Nevada, USA on December 10, 2009, and its wholly-owned subsidiary are engaged in the acquisition, exploration and development of precious metal properties. The Company’s wholly owned subsidiary is Golden Global Mining Corporation which was incorporated in the Province of Alberta, Canada on January 10, 2010. The Company is an exploration stage company in the process of exploring its mineral properties in British Columbia, Canada, and has not yet determined whether these properties contain reserves that are economically recoverable.

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realizable values of assets and liabilities may be substantially different from the carrying values shown in these condensed interim consolidated financial statements. These condensed interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2016, the Company had not yet achieved profitable operations and has accumulated losses of $3,537,029 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The unaudited condensed interim consolidated financial statements included herein have been prepared by Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. These condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 filed with the SEC.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the unaudited condensed interim consolidated financial statements. The condensed interim financial statements and notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. These condensed interim consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not included all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2016

(Unaudited)

Stated in Canadian dollars

Note 2 – Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The Company’s condensed interim consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These condensed interim consolidated financial statements include the Company’s subsidiary, Golden Global Mining Corporation, and 100 percent of its assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying condensed interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ended June 30, 2016.

Functional Currency Change

As a result of recent operational development, the Company has changed its functional currency to US Dollars (US$) effective on July 1, 2015. The functional currency of the Company’s subsidiary remains in Canadian dollars (“C$”). The Company maintains its financial statements in Canadian dollars (C$). All assets and liabilities of the Company are translated into Canadian dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates during the reporting period. The resulting translation adjustments are included in accumulated other comprehensive loss.

Gains or losses resulting from transactions denominated in foreign currencies are included in net loss on the condensed interim consolidated statement of operations as incurred. Exchange gains or losses arising from foreign currency transactions are included in the determination of other comprehensive loss for the respective periods.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2016

(Unaudited)

Stated in Canadian dollars

Note 3 – Property and Equipment

As at March 31, 2016	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$2,345	$-
Mining equipment (Note 6)	-	-	-
Computers	1,464	1,183	281
	$3,809	$3,528	$281

As at June 30, 2015	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$2,345	$1,991	$354
Mining equipment	258,938	173,600	85,338
Computers	1,464	1,123	341
	$262,747	$176,714	$86,033

Note 4 – Mineral Properties

During the period ended March 31, 2016, the Company did not make any payment in relation to mineral claims (2015 - $Nil). The mineral properties were transferred to a lender as a settlement of the Company’s note payable (Note 6).

Note 5 – Due to Related Parties

During the quarter ended December 31, 2015, the Company incurred $29,970 (US$22,500) in consulting fees to related parties and issued 150,000,000 common shares for settlement of $19,670 (US$15,000) consulting fees payable to related parties.

During the quarter ended September 30, 2015, the Company incurred $58,892 (US$45,000) in consulting fees to related parties and issued 300,000,000 common shares for $78,682 (US$60,000) for consulting fees payable to related parties.

During the quarter ended September 30, 2014, the Company issued 1,686,364 common shares for $164,366 (US$154,000) previously accrued consulting fees. Additionally, the Company incurred $32,676 (US$30,000) in consulting fees to related parties.

As of March 31, 2016, there was a balance of $113,189 payable to related parties (June 30, 2015 - $215,891). There were no related party transactions during the three months ended March 31, 2016.

Amounts due to related parties are non-interest bearing, unsecured and due on demand.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2016

(Unaudited)

Stated in Canadian dollars

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

Due to the Company’s inability to repay the loan, the collateral was foreclosed by the lender on October 7, 2015 (Note 3 and 4). The titles to the Company’s placer gold claims at its McDame property were transferred to the note payable holder, including all assets, equipment, machinery, vehicles and ancillary buildings to process the claims were used as collateral for the loan. Accrued interest settled on the foreclosure totaled $11,212.

Note 7 – Convertible Promissory Notes

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$16,500 (C$18,259). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the note together with interest may be converted into shares of common stock, par value of $0.0001 at the option of the lender at a conversion price equal to thirty five percent at the market price, calculated as the average of the lowest three trading prices during the 10 trading days prior to the conversion. As the note was not repaid on November 10, 2014, a penalty of US$5,473 (C$6,211) has been added to the principal balance of the note. As of March 31, 2016, conversions totaling US$21,113 (C$25,707) have been recorded and 26,828,386 shares of the Company’s common stock have been issued as a result of the conversion.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2016

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

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$42,000 (C$45,793). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As the note was not repaid on April 9, 2015, a penalty of US$4,240 (C$5,334) has been added to the principal balance of the note. As of March 31, 2016, conversions totaling US$30,425 (C$39,316) have been recorded and 470,745,097 shares of the Company’s common stock have been issued as a result of the conversion.

On May 27, 2014, the Company entered into a securities purchase agreement to issue two unsecured convertible promissory notes with a principal amount of US$25,000 (C$27,173) each. These promissory notes bear interest at an annual rate of 8% which is to be paid with principal and interest on the maturity date of May 27, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As of March 31, 2016, conversions totaling US$2,423 (C$3,114) have been recorded and 5,246,000 shares of the Company’s common stock have been issued as a result of the conversion.

On August 1, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$147,500 (C$161,055). This promissory note represents consulting fees paid for investor relation services up to July 31, 2014 and has been recorded as consulting expense. This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of August 1, 2015. The principal amount of the note together with interest may be converted into shares of common stock at the lower of (i) fifty percent of the lowest market price during the 20 days prior to the conversion or (ii) US$0.00005 per share if the stock trades below US$0.001. On August 20, 2015, a principal amount of US$25,000 was transferred to another holder (See August 20, 2015 note). Additional transfers of US$19,500 and US$105,500 were made on December 31, 2015 (See December 3, 2015 notes). As of March 31, 2016, all principle of the note has been converted or transferred and 57,134,375 shares of the Company’s common stock have been issued as a result of the conversion.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2016

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On November 18, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of US$18,000 (C$20,362). This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 18, 2015. The principal amount of the note together with interest may be converted into shares of common stock, at the par value of $0.00001 at the option of the lender. On January 5, 2016, the entirety of this note and its outstanding interest has been assigned to a new investor. As of March 31, 2016, conversions totaling US$3,992 (C$5,345) have been recorded and 399,200,000 shares of the Company’s common stock have been issued as a result of the conversion.

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

On May 28, 2015, the Company issued a convertible debenture for the gross proceed of US$25,000 (C$31,193). The debenture matures on May 28, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to fifty percent of the lowest closing price during the 15 days prior to the conversion. As of March 31, 2016, all principle of the note has been converted and 382,461,538 shares of the Company’s common stock have been issued as a result of the conversion.

On August 20, 2015, the Company issued a convertible debenture of US$25,000 (C$32,700) as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on August 20, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$25,000 with 8% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of common stock at the lower of (i) fifty percent of the lowest market price during the 20 days prior to the conversion or (ii) US$0.00005 per share if the stock trades below US$0.001. As of March 31, 2016, conversions totaling US$16,913 (C$22,464) have been recorded and 374,885,000 shares of the Company’s common stock have been issued as a result of the conversion.

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
For the three and nine months ended March 31, 2016

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

On December 3, 2015, the Company issued a convertible debenture of US$19,500 (C$26,118) as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on June 3, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$19,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of common stock at thirty percent of the lowest market price during the 30 days prior to the conversion. As of March 31, 2016, conversions totaling US$4,221 (C$5,741) have been recorded and 100,000,000 shares of the Company’s common stock have been issued as a result of the conversion.

On December 3, 2015, the Company issued a convertible debenture of US$105,000 (C$141,309) as a result of a transfer of the August 1, 2014 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$105,000 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of common stock at fifty percent of the lowest market price during the 40 days prior to the conversion. As of March 31, 2016, conversions totaling US$7,500 (C$10,195) have been recorded and 150,000,000 shares of the Company’s common stock have been issued as a result of the conversion.

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

On January 13, 2016, the Company issued a convertible debenture for the gross proceed of US$20,000 (C$28,588). The debenture matures on January 13, 2017. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$26,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2016

(Unaudited)

Stated in Canadian dollars

Note 7 – Convertible Promissory Notes (continued)

On January 19, 2016, the Company issued a convertible debenture for the gross proceed of US$2,500 (C$3,629). The debenture matures on January 19, 2017. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$4,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion.

On February 25, 2016, the Company issued a convertible debenture for the gross proceed of US$19,500 (C$26,471). The debenture matures on July 3, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$33,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion.

The above notes include certain embedded features related to the embedded conversion option being exercisable into a variable number of shares and the strike price being dominated in a currency other than the Company’s functional currency. These features qualify as derivatives and are bundled as a compound embedded derivative that is measured at fair value. The fair value of the derivatives as at March 31, 2016 was $1,631,568 (June 30, 2015 - $1,089,160). As the fair value of the embedded conversion features exceeded the principle value of the promissory notes, the entire amount of the debt has been classified as an embedded derivative on the consolidated balance sheet. To calculate the fair value of the embedded derivative the following assumptions were made using the Black-Scholes pricing model:

	March 31, 2016	June 30, 2015
Risk-free interest rate	0.39-0.59%	0.49%
Expected life	0.50-1 years	1-2 years
Share price	0.0001	$0.003
Volatility	544%	519%
Forfeiture rate	0%	0%

As at March 31, 2016, accrued interest recorded in accounts payable and accrued liabilities relating to the convertible promissory notes totaled $43,973 (June 30, 2015 - $31,174).

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2016

(Unaudited)

Stated in Canadian dollars

Note 8 - Capital Stock

On December 10, 2014, the Company’s shareholders issue a written consent to approve, effective on December 10, 2014, the reverse split of the Company’s common stock on a ratio of 1 new share for each 100 old shares. Subsequent to the reverse split, the Company had 14,873,382 common shares outstanding on December 10, 2014.

During the year ended June 30, 2015, the Company issued 20,336,364 common shares in lieu of payment for consulting fee of $237,477 (US$265,500) payable to related parties. Of the share issued, 1,050,000 were issued at US$0.08 per common share, 636,364 were issued at US$0.11 per common share, 6,150,000 were issued at US$0.01, and 12,500,000 were issued at US$0.004 per common share. Due to the difference between the traded price and issuing price for a portion of the common stock issued, an additional $141,106 (US$123,000) has been recorded as stock-based compensation.

On December 8, 2014, the Company issued 150,000 common shares in lieu of payment for investor relations and marketing services of US$4,500 (C$5,162) at US$0.03 per common share.

During the year ended June 30, 2015, the Company issued 21,726,435 common stocks as a result of the conversion of $96,904 (US$75,873) of unsecured promissory notes.

During the nine months period ended March 31, 2016, the Company issued 450,000,000 common shares in lieu of payment for consulting fee of C$98,352 (US$75,000) payable to related parties. Of the shares issued, 300,000,000 were issued at US$0.0002 per common share and 150,000,000 were issued at US$0.0001 per common share. In addition, the Company issued 100,000,000 for gross proceeds of US$5,000 (C$6,695). Due to the difference between the traded price of the common stock issued and the fair value of the consulting services, an additional US$5,000 (C$6,695) has been recorded as stock-based compensation.

During the nine months period ended March 31, 2016, the Company issued 1,944,505,271 common stocks as a result of the conversion of C$105,070 (US$119,721) of unsecured promissory notes.

As of March 31, 2016, there are no share options or warrants outstanding.

Note 9 – Shares to be Issued

For consideration of ongoing investor relations and marketing service the Company has agreed to issue shares in lieu for services. The Company has agreed that this vendor will remain the owners of at least 3% of the Company’s outstanding common shares as at June 5, 2015 and June 5, 2016. At March 31, 2016, the Company has recorded shares to be issued of US$5,151 (C$6,681), which represents 1,471,812 shares.

GOLDEN GLOBAL CORP.

(An Exploration Stage Company)

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2016

(Unaudited)

Stated in Canadian dollars

Note 10 – Subsequent Event

On April 18, 2016, the Company entered into a Rescission Agreement and Mutual Release (the “Unwinding Agreement”) with Corpaycar, LLC, a Minnesota limited liability company (“CPC”), Combo Hitter, LLC, an Ohio limited liability company and wholly- owned subsidiary of GGC (“Combo”) and Brad Kohler, the sole member of CPC (the “Member,” and together with CPC and Combo, collectively, the “CPC Parties”). Pursuant to the Unwinding Agreement, the Company and the CPC Parties agreed to rescind that certain Acquisition Agreement dated October 30, 2015 (the “Acquisition Agreement”) by and among the Company, CPC and the Member, and the acquisition of all of the outstanding limited liability company membership interests of CPC (the “CPC Interests”) from the Member (the “Acquisition”) contemplated by the Acquisition Agreement. Pursuant to the Unwinding Agreement, among other matters:

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

Results of Operations for the three and nine months ended March 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the three and nine months ended March 31, 2016 and 2015:

	Three Months ended March 31,				Nine Months ended March 31,
	2016		2015		2016		2015
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$37,058		$79,832		$523,166		$581,904
Net (income) Loss		$(587,361)		$8,395		$(626,555)		$1,186,656
Comprehensive (income) Loss		$(489,848)		$8,395		$(659,374)		$1,186,656

Revenues

We have not earned revenues since our inception.

Operating Expenses

Our operating expenses for three and nine months ended March 31, 2016 and 2015 are outlined in the table below:

	Three Months ended March 31,		Nine Months ended March 31,
	2016	2015	2016	2015
Administration fees	$-	$4,825	$-	$4,825
Consulting fees	$5,398	$37,236	$425,133	$324,541
Depreciation	$139	$13,084	$5,914	$39,339
Professional fees	$5,843	$2,226	$27,862	$18,152
Office and general	$18,983	$22,146	$57,562	$52,826
Stock-based compensation	$6,695	$-	$6,695	$141,106
Travel expenses	$-	$315	$-	$1,115

The decrease in operating expenses for the three months ended March 31, 2016 from the same period in 2015 was due to decreases in depreciation and office and general expenses, offset in part by increases in professional fees and stock-based compensation, all arising from the foreclosure of the Company’s mining assets and the redirection of its business focus.

The decrease in operating expenses for the nine months ended March 31, 2016 from the same period in 2015 was due to decreases in administration fees, stock-based compensation and travel expenses, offset in part by increases in consulting fees, professional fees and office and general expenses, all arising from the foreclosure of the Company’s mining assets and the redirection of its business focus.

Liquidity and Financial Condition

As of March 31, 2016, our total assets were $12,695, our total liabilities were $1,940,333 and we had a total stockholders’ deficit of $1,927,638. We reported a net loss and a comprehensive net loss of $587,361 and $489,848, respectively, for the three months ended March 31, 2016 as compared to net income and comprehensive net income of $8,395 for the three months ended March 31, 2015. For the nine months ended March 31, 2016, we reported a net loss and a comprehensive net loss of $626,555 and $659,374, respectively, as compared to a net loss and a comprehensive net loss of $1,186,566 for the nine months ended March 31, 2016.

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

ITEM 4.          CONTROLS AND PROCEDURES

Our Chief Executive and Acting Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive and Acting Chief Financial Officer has concluded that as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A (b) of our Annual Report on Form 10-K for the year ended March 31, 2016.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2016, the Company issued a convertible debenture for gross proceeds of US$20,000. The debenture matures on January 13, 2017. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$26,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to forty-five percent (45%) of the lowest closing price during the thirty (30) days prior to the conversion.

On January 19, 2016, the Company issued a convertible debenture for gross proceeds of US$2,500. The debenture matures on January 19, 2017. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$4,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to forty-five percent of the lowest closing price during the thirty (30) days prior to the conversion.

On February 25, 2016, the Company issued a convertible debenture for gross proceeds of US$19,500. The debenture matures on July 3, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of US$33,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of common stock equal to fifty percent (50%) of the lowest closing price during the thirty (30) days prior to the conversion.

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

Dated: June 23, 2016