Form 10-K
period 2016-06-30
GOLDEN GLOBAL CORP.
filed 2018-09-27
CIK 1502555

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54528

Golden Global Corp.
(Exact name of registrant as specified in its charter)

Nevada	47-1460693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22106 Montebello Drive Bocan Raton, FL 33433
(Address of Principal Executive Offices)

(561) 430-5935
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on December 31, 2015, was $143,550.

As of September 26, 2018, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 37,408,293.

Documents Incorporated By Reference: None.

ii

iii

Special Note Regarding Forward-Looking Statements

Included in this Form 10-K are “forward-looking” statements, as well as historical information.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct.  Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.”  Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative.  Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements.  Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	The availability of additional funds to successfully pursue our business plan;
●	The cooperation of our lenders;
●	The cooperation of industry service partners that have signed agreements with us;
●	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
●	The impact of changes in federal and state laws impacting the industries in which we operate;
●	Our ability to comply with provisions of our financing agreements;
●	The highly competitive nature of agricultural products;
●	The acceptance of new technologies by mainstream consumers;
●	Our ability to retain key personnel;
●	Our ability to maintain adequate customer care and manage our churn rate;
●	The impact of adverse tax or regulatory rulings or actions affecting our operations, including the imposition of taxes, fees and penalties;
●	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
●	Our ability to manage rapid growth while maintaining adequate controls and procedures;
●	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
●	The decrease in prices to consumers brought about by intense competition in cannabis-related products; and
●	General economic conditions.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.  All written and oral forward-looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements.  We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.  Further, the statements about our intentions contained in this document are statements of our intentions as of the date of this document and are based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date.  We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

1

PART I

In this Annual Report on Form 10-K, we will refer to Golden Global Corp., a Nevada corporation, and its subsidiaries as “our company,” “we,” “us” and “our.”

Item 1.  Business.

Overview

We were incorporated on December 10, 2009, under the laws of the State of Nevada.  Our executive office is currently located at 22106 Montebello Drive, Boca Raton, FL 33433 and out telephone number is (561) 430-5935.

For our fiscal year that ended on June 30, 2015, we owned a Canadian subsidiary that operated as a junior exploration stage company. We continued to work diligently on preparations to start mining our placer gold claims on our “McDame” property located in north central British Columbia, Canada. We primarily relied upon the sale of our securities to fund those operations, and eventually we were also successful in obtaining private loans to commence preparations for gold mining.

On October 7, 2015, title to the Company’s placer gold claims at its McDame property, were foreclosed on and transferred to a lender who loaned our company $185,000 (the “Loan”). These claims, and all equipment, machinery, vehicles and ancillary buildings to process the gold claims were used as collateral for the Loan.  Given that the collateral had been foreclosed on and the assets were no longer owned by our Canadian subsidiary, we sold the wholly-owned subsidiary in June 2016. Because of the foreclosure of mining operations and abandonment of that business strategy, we have recrded the business of our former Canadian subsidiary as discontinued operations in our financial statements.

Our focus changed from gold mining to operations in cannabis-related services. We began working as a cannabis-delivery operation in California, in fiscal 2017, where we made deliveries to individuals who had a doctor’s prescription for medical marijuana. We stopped our delivery operation activities in fiscal 2018, and entered into two asset purchase agreements that allow us to purchase a 150-light indoor-hydroponics facility, and eight greenhouses, ranging from 8,800 square feet to 60,000 square feet, with equipment fixtures and supplies. The purchase agreement is subject to the Company applying for and being issued the required licenses to establish a legal medical and recreational marijuana grow operation in California.

We believe we have successfully transitioned into cannabis industry activities and that has been our focus beginning in fiscal year 2017.

Available Information

We maintain a corporate website with the address http://www.goldenglobalcorp.com/. We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only.

We make available free of charge through our corporate website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports through a link to the EDGAR database as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”).  You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including all of our filings.

The Industry

Marijuana, a derivative of the cannabis plant, is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision, and a high potential for abuse.  The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”  Possession of marijuana is illegal under federal law. Possession with an intent to distribute marijuana is a felony under federal law, potentially punishable by fines up to $50 million and terms of imprisonment up to life.

Nevertheless, commencing with California in 1996, a succession of states have decriminalized the use of marijuana for medical purposes. Although the medical uses of marijuana deemed acceptable vary from state to state, decriminalization of use for relief of nausea during chemotherapy, to induce appetite among cancer and AIDs patients, and to relieve chronic pain and muscle spasms is common. At present, 30 states and the District of Columbia had decriminalized some or all medical uses of marijuana. In December 2015 Congress directed the U.S. Justice Department that it may not interfere with the medical use of marijuana in states where such use is authorized. The number of Americans living in states in which recreational marijuana is legal more than tripled as a result of the November 2016 elections. Although the Trump administration has given mixed signals on how the federal government will proceed with legalization, in May 2018, President Trump endorsed the concept of allowing states to decide how to regulate the marijuana industry.

Our Business Plan

Our business plan is to expand our product and service offerings to meet the full panoply of requirements for marijuana production, and expand our geographic scope as the criminal proscription of commercial marijuana recedes. Through several industry relationships, we have access to research and development activities and grow operations. We have an agreement to produce a strain of marijuana that a popular retail establishment sells, and they regularly outsource production of their strain, due to the high demand. We anticipate that the greenhouses we plan to purchase will be suitable to grow product for this cannabis brand.

Once we have established our position as a known source for servicing the cannabis industry, we intend to build on that position by accumulating a portfolio of customers to which we can provide wholesale services. We are focusing on growing our business in the state of California.

Competition

All of the Company’s planned distribution channels will compete for customers and sales with many different companies and products that are competitive today and likely to be even more competitive in the future. Accordingly, we believe it is essential that the Company continues to develop, improve, and refine the value propositions that are offered to customers.

Competition in the legal cannabis industry is significant, as competing companies continually open, and medical dispensaries search for a consistent source for oil products. With regard to competition in the State of California, there are numerous grow facilities that we believe will compete with us for business and many of these entities are more experienced than us and have been operating in the cannabis industry longer than us.

We also face competition from other public companies that offer equipment and expendables. Moreover, as the negative stigma associated with some types of urban gardening such as legal cannabis plants diminishes, it is very possible that other better capitalized public and private companies may enter the market and may effectively challenge our value proposition. These competitors may be able to attract customers more easily because of their financial resources. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies. We plan to compete on the strength of multiple product offerings, controlled production and scientific analysis to ensure high-quality and consistency in the products that we plan to offer.

Government Regulation

Thirty states and the District of Columbia currently have laws legalizing marijuana in some form. Seven states and the District of Columbia have adopted more expansive laws legalizing marijuana for recreational use. Most recently, California, Massachusetts and Nevada all passed measures in November 2016 legalizing recreational marijuana.  A number of states have also decriminalized the possession of small amounts of marijuana. Other states have passed medical marijuana laws allowing for limited use of cannabis. Some medical marijuana laws are broader than others, with types of medical conditions that allow for treatment varying from state to state. Other states have passed laws allowing residents to possess cannabis oil if they suffer from certain medical illnesses.

The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Considering such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis.  The new administration under President Trump could decide to strongly enforce the federal laws applicable to cannabis. See Justice Department Memo on Marijuana Enforcement discussed below.  Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us.

The Company and our licensed products will also be subject to several other federal, state and local laws, rules and regulations.  We anticipate that our licensees and vendors will be required to manufacture our products in accordance with the Good Manufacturing Practices guidelines and will be subject to regulations relating to employee safety, working conditions, protection of the environment, and other items.  The current administration has indicated that it will closely scrutinize the cannabis industry, in particular, recreational marijuana.  Changes in laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse effect on our business and financial condition.

Justice Department Memo on Marijuana Enforcement

Because of the inconsistencies in federal and state law, on January 4, 2018, the Department of Justice (DOJ) issued a memo on federal marijuana enforcement policy announcing what it deemed to be a return to the rule of law and the rescission of previous guidance documents which would include the so called Cole Memorandum. Since the passage of the Controlled Substances Act in 1970, Congress has generally prohibited the cultivation, distribution, and possession of marijuana.  In the memorandum, Attorney General Jeff Sessions directs all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. The DOJ asserts this return to the rule of law is also a return of trust and local control to federal prosecutors who know where and how to deploy Justice Department resources most effectively to reduce violent crime, stem the tide of the drug crisis, and dismantle criminal gangs.

"It is the mission of the Department of Justice to enforce the laws of the United States, and the previous issuance of guidance undermines the rule of law and the ability of our local, state, tribal, and federal law enforcement partners to carry out this mission," said Attorney General Jeff Sessions. "Therefore, today's memo on federal marijuana enforcement simply directs all U.S. Attorneys to use previously established prosecutorial principles that provide them all the necessary tools to disrupt criminal organizations, tackle the growing drug crisis, and thwart violent crime across our country."

Our intent is to continuously conduct due diligence to verify the legality of all activities that we engage in and ensure that our activities do not interfere with any of the enforcement priorities of the Department of Justice.

Employees

As of September 26, 2018 we have 2 full-time employees.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.  We plan to operate with a small number of employees until our revenues increase further or until we are able to attract additional financing that has money earmarked for sales and marketing expense.

Item 1A. Risk Factors

You should carefully consider the risks below, as well as all of the other information contained in this Annual Report on Form 10-K and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, in evaluating our company and our business. Any of these risks could materially adversely affect our business, financial condition and results of operations and the trading price of our common stock.

I. Risks Related To Our Financial Condition

Our business will not be viable unless we obtain significant amounts of additional capital.

We have a nominal amount of cash, balanced against more than $1,500,000 in liabilities. It is unlikely that we can operate, and it is impossible that we can expand current operations, unless we obtain additional capital. We need to be able to borrow or raise additional capital for us to expand our business. If we fail to do so, it is likely that our business will fail and our shareholders will lose most or all of their investment in our company.

Our negative net worth will make it unlikely that we can obtain conventional financing for our business during the forseeable future.

Conventional financing generally consists of debt secured by assets or of equity financing. At the present time, we have secured debt outstanding in amounts that far exceed the book value of our assets, which we have written off to zero. We also have a large shareholders’ deficit, which means that our company has no equity. For those reasons, we will not be able to obtain conventional financing unless and until these conditions are substantially alleviated, which is unlikely to happen in the near future. Until then, the only financing that will be available to us will involve the sale of securities convertible into common stock at floating rates, so that our investors can liquidate their investment by selling into the market for our common stock. Our ability to obtain such financing will depend on the continued liquidity of the market for our common stock. If the trading volume in the market for our common stock diminishes, we may be unable to attract investors of any kind, in which case our business would be likely to fail for want of capital resources.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, investors will only realize an economic gain on their investment in our common stock if the price appreciates. Investors should not purchase our common stock expecting to receive cash dividends. Because we do not pay dividends, and there may be limited trading, investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds, which could affect our ability to expand our business operations.

II. Risks Related To Our Business Operations

We have a limited operating history and operate in a new industry, and we may not succeed.

We have a limited operating history in our current line of business.  We are subject to all risks inherent in a developing business enterprise.  Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in the competitive and regulatory environment in which we operate. For example, the recreational and medical marijuana industry is a new industry that as a whole may not succeed, particularly should the Federal government change course and decide to prosecute those dealing in medical and recreational marijuana in violation of Federal law.  If that happens, the market for our products and services would be likely to disappear.

Since we participate in a new industry, there are no established entities whose business model we can follow or build on the success of.  Similarly, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in our Company. Further, as the medical and recreational marijuana industry is a new market, it is ripe for technological advancements that could limit or eliminate the need for our services and products.

You should consider, among other factors, the risks and uncertainties encountered by companies that, like Golden Global, are in their early stages.  For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material delays in the operation of our business, in particular with respect to our services and products.  We may not successfully address these risks and uncertainties or successfully implement our operating strategies.  If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our capital stock to the point investors may lose their entire investment.

The long-term success of our business will depend on our ability to develop new technologies for the cannabis industry.

Golden Global will only be successful as a vehicle for public investment if we are able to achieve a market position that generates substantial profits. Our plan to achieve that market position is based on our ambition to develop technologies or products that will enhance the profitablity of our clients in the cannabis industry. We are active in developing those technologies; but the success of our development efforts is by no means assured. Moreover, any new products or services that we develop and offer to the industry may be subject to significant competition from offerings by new and existing competitors in the legal cannabis industry. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products, services or enhancements could prevent Golden Global from becoming profitable.

Third parties might infringe upon our technology.

We cannot assure you that the steps we have taken to protect our property rights will prevent misappropriation of our technology. To protect our rights to our intellectual property, we rely on a combination of trade secrets, confidentiality agreements and other contractual arrangements with our employees, affiliates, strategic partners and others. However, we may be unable to detect inappropriate use of our technology. Moreover, in the event of misappropriation, we may lack the financial resources necessary to successfully prosecute an enforcement action. Failure to adequately protect our intellectual property could materially harm our brand, devalue our proprietary content and adversely affect our ability to compete effectively. Further, defending our technology rights could result in significant financial expenses and managerial resources.

We may face difficulties related to entry into joint ventures or the future acquisition or integration of additional businesses, which could harm our growth or operating results

Because we have entered into an industry that is rapidly developing, it is crucial to our future success that we keep pace with the growth. Toward that end, we will be aggressively pursuing opportunities to enter into joint venture arrangements with other industry participants or to acquire additional businesses or assets. Any such events will require substantial management time and resources, which may distract from our core operations to their detriment. In addition, acquisitions of existing businesses involve substantial risks, including the risk that we may not be able to integrate the operations, personnel, services, or technologies, the potential disruption of our ongoing businesses, the diversion of management attention, the maximization of financial and strategic opportunities, the difficulty in developing or maintaining controls and procedures, and the dilution to our existing stockholders from the issuance of additional shares of common stock. As a result of these and other risks, we may not produce anticipated revenue, profitability, or synergies.

Because of our limited financial resources, acquisitions will likely require us to issue equity securities. Such transactions often result in significant expenses, such as the amortization of intangibles, write-down of goodwill, and write-off of acquisition-related expenses. If we are unable to successfully integrate any acquired businesses or assets we may not receive the intended benefits of such acquisition. In addition, we cannot predict market reactions to any acquisitions we may make.

While we conduct due diligence in connection with acquisition and joint venture opportunities, there will be a risk that such due diligence efforts fail to discover undisclosed liabilities or that we inadequately assess known liabilities. The discovery of material liabilities associated with acquisitions or joint venture opportunities, economic risks faced by joint venture partners, or any failure of joint venture partners to perform their obligations could adversely affect our business, results of operations, and financial condition.

If we are able to expand our operations, we may be unable to successfully manage our future growth.

Even if we are successful in expanding our operations in the United States, as planned, we may experience periods of rapid growth, which will require additional resources.  Any such growth could place increased strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals.  In addition, we will need to expand the scope of our infrastructure and our physical resources. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

III. Risks Relating To Our Industry

Our success will be dependent on additional states legalizing medical and recreational marijuana.

Continued development of the medical and recreational marijuana market is dependent upon continued legislative authorization of marijuana at the state level. Any number of factors could slow or halt the progress. Further, progress is not assured and the process can be expected to encounter set-backs. Even in states where there is public support for a legislative proposal, key support must be created in the relevant legislative committee or a bill may never advance to a vote.  Numerous factors can interfere with success in the legislative process. Any one of these factors could slow or halt the progress and adoption of marijuana for recreational and medical purposes, which would limit the market for our products and negatively impact our business and revenues.

Marijuana remains illegal under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its use and prescription are violations of federal law, which may disrupt the ongoing business of Golden Global.

Possession and distribution of marijuana remain illegal under federal law.  Marijuana is a schedule-I controlled substance.  Even in those jurisdictions in which the use of medical and recreational marijuana has been legalized at the state level, its possession, prescription or distributions remains a violation of federal law.  The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that the federal government has the right to regulate and criminalize cannabis, even for medical and recreational purposes, notwithstanding state or local de-regulation.  Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for medicinal purposes.  At present, certain states are decriminalizing possession of marijuana, either for medical use or in general. This may be because the Obama administration made a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law.  However, we faced another presidential election cycle in 2016, and the new administration has sent mixed signals about its stance on marijuana use and could introduce a less favorable policy.  A change in the federal attitude towards enforcement could cripple the industry. The legal cannabis industry is our target market, and if this industry is unable to operate, we would lose the majority of our potential clients, which would have a negative impact on our business, operations and financial condition.

We may have difficulty accessing the service of banks, which may make it difficult to conduct our business operations.

As discussed above, the distribution of marijuana is illegal under federal law.  Therefore, there is a compelling argument that banks cannot accept for deposit funds from the legal cannabis industry, and therefore cannot do business with the Company.  While efforts are underway in the U.S. Congress to amend banking regulations and laws in order to allow banks to transact business with state-authorized medical and recreational marijuana businesses, there can be no assurance these legislative efforts will be successful, that banks will agree to do business with medical marijuana and recreational marijuana industry participants, or that in the absence of legislation state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law.  If we are unable to open accounts and otherwise use the service of banks, the result could be a material adverse effect on our business operations.

Golden Global may be unable to respond to the rapid technological change in its industry, and such change may increase costs and competition that may adversely affect our business.

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize the Company’s market. The continued growth of the Internet and intense competition in the Company’s industry exacerbate these market characteristics. The Company’s future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its products and services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of its products and services. In addition, any new enhancements must meet the requirements of its current and prospective users and must achieve significant market acceptance. The Company could also incur substantial costs if it needs to modify its products and services or infrastructures to adapt to these changes.

The Company also expects that new competitors may introduce products, systems or services that are directly or indirectly competitive with the Company. These competitors may succeed in developing, products, systems and services that have greater functionality or are less costly than the Company’s products, systems and services, and may be more successful in marketing such products, systems and services. Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce the Company’s cost of providing services but also facilitate increased competition by reducing competitors’ costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

The cannabis industry is highly competitive and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we will compete with numerous other companies that offer alternative methods or approaches, that may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

Developing, extending and expanding our reputation and brand image are essential to our business success.

We seek to maintain, extend, and expand our brand image through marketing expenditures, including user generated content, advertising and product innovation. Increasing attention on marketing could adversely affect our brand image. Existing or increased legal or regulatory restrictions on our marketing initiatives, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers' confidence and reduce long-term demand for our supply partner’s products.

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Our competition includes all other companies that are in the business of medicinal and recreational cannabis. A highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Industry consolidation may result in increased competition, which could result in a loss of customers or a reduction in revenue.

Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer more comprehensive services than they individually had offered or achieve greater economies of scale. In addition, new entrants not currently considered to be competitors may enter our market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. The potential entrants may have competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. The companies resulting from combinations or that expand or vertically integrate their business to include the market that we address may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. These pressures could result in a substantial loss of our customers or a reduction in our revenue.

IV. Risks Related To Our Management

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on the New York Stock Exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors is independent, we do not currently have independent audit or compensation committees. This situation means that the Board will determine the direction of our company with only limited contribution of insights from outside observers with an objective perspective. This may limit the quality of the decisions that are made. In addition, the members of our board who are also officers have the ability, among other things, to determine their own levels of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We depend upon key personnel, the loss of which could seriously harm our business.

Our operating performance is substantially dependent on the continued services of our chief executive officer, who is a key employees. The unexpected loss of the services of our key employee could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

The Company’s failure to attract, train, or retain highly qualified personnel could harm the Company’s business.

The Company’s success also depends on the Company’s ability to attract, train, and retain qualified personnel, specifically those with management and product development skills. In particular, the Company must hire additional skilled personnel to further the Company’s research and development efforts. Competition for such personnel is intense. If the Company does not succeed in attracting new personnel or retaining and motivating the Company’s current personnel, the Company’s business could be harmed.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we will not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period. Such weaknesses restrict the Company?s ability to timely gather, analyze and report information relative to the financial statements.

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff. Currently, the Company is unable to hire additional staff to facilitate greater segregation of duties but will continue to reassess its capabilities as it gains access to additional capital.

V. Risks Related To Ownership Of Our Common Stock

The market price of our common stock has been and will continue to be adversely affected by our outstanding convertible debentures.

Several third-party investors currently hold convertible debentures issued by the Company that allow them to convert principal and interest into shares of our common stock at conversion prices that approximate a 30% to 60% discount to the trading price of our common stock. At June 30, 2016, the balance of the convertible debentures outstanding payable to such convertible debenture holders amounted to $434,715. If those debentures were converted in full, the shares that would be issued would far exceed the number of shares of our common stock currently outstanding. When those debentures are converted, the shares that are issued are usually immediately sold by the debenture holders into the public market. These sales, and the anticipation of such sales in the future, exerts a downward pressure on our stock price. When a lender converts the debt into shares of our common stock and resells those shares into the market, the result is often a reduction in the market price of our common stock. Until we are able to replace the convertible debentures with debt or equity financing that does not exert a continuing pressure on the market price of our common stock, the market price will continue to be volatile, and investors in our stock will bear a significant risk of reductions in the market value of our common stock.

Our common stock is quoted on the OTC Pink Market, which may increase the volatility of our stock and make it harder to sell shares of our stock.

Our common stock is quoted on the OTC Pink Market, which is the lower tier of the markets maintained by OTC Markets. There is a greater chance of market volatility for securities that trade on the OTC Pink (as opposed to a national exchange or quotation system), as a result of which stockholders may experience wide fluctuations and a depressed price in the market price of our securities. Thus, stockholders may be required to either sell our securities at a market price which is lower than their purchase price or to hold our securities for a longer period of time than they planned.  Because our common stock falls under the definition of “penny stock,” trading in our common stock may be limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock may be limited, and stockholders could find it more difficult to sell their stock.

There is limited trading of our common stock, and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock have limited trading, and the price if traded may not reflect the value of our Company. There can be no assurance that there will be an active market for shares of our common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock or because we are involved in the legal cannabis industry, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

You may experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 4,500,000,000 shares of capital stock.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our principal executive offices are located at 22106 Montebello Drive, Boca Raton, FL 33433. No rent payment is required as the office rental, telephone and internet services are paid for by our Chief Executive Officer, whose private company shares this office.

We have signed a contract that gives us the right, title and interest in a 48-light indoor grow center, with all lights, soil, pots, electrical build out, permits and licenses in San Benito, California-; three greenhouses that are approximately 22x100 feet in size in Fairview, California; and seven 48 x 22 feet greenhouses in Grant, California. We believe these facilites give us ample property and infrastructure to operate a successful marijuana grow operation, once we have the appropriate licenses. If we are unable to acquire the licenses that we need to operate, we are not obligated to use or pay for using the property.

[

Item 3.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is currently quoted on the OTC Pink marketplace under the symbol GLDG.  The high and low quoted closing price for each quarterly period of our last two fiscal years, adjusted for a 1 for 1800 reverse split, are listed below:

The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High Price	Low Price
1st Quarter 2015	$5.40	$5.40
2nd Quarter 2015	$7.20	$7.20
3rd Quarter 2015	$7.20	$7.20
4th Quarter 2015	$5.40	$5.40
1st Quarter 2016	$5.3571	$0.3571
2nd Quarter 2016	$2.3214	$0.1786
3rd Quarter 2016	$0.5357	$0.1786
4th Quarter 2016	$0.1786	$0.1786

Holders

As of September 26, 2018 a total of 37,408,293 shares of the Company’s common stock were outstanding, held by 169 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Vstock Transfer, Woodmere, New York.

Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future.

Recent Issuances of Unregistered Securities

During the fourth quarter of fiscal 2016, we issued 50,000 shares of common stock for a purchase price of $9,000. The issuance was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. The investor purchased the sercurities for investment purposes only, without a plan of redistribution, and with access to all information that they required in order to evaluate the merits of the investment.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

 Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE.  THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

Overview

We began operating as a cannabis-delivery operation in California, in fiscal 2017, where we made deliveries to individuals who had a doctor’s prescription for medical marijuana. We stopped our delivery operation activities in fiscal 2018, and entered into two asset purchase agreements that allow us to purchase a 150-light indoor-hydroponics facility, and eight greenhouses, ranging from 8,800 square feet to 60,000 square feet, with equipment fixtures and supplies. The purchase agreement is subject to the Company applying for and being issued the required licenses to establish a legal medical and recreational marijuana grow operation in California. In fiscal 2016 our efforts consisted of gold mining operations in Canada. However, those operations have been classified in our financial statements as discontinued operations, as we ceased operations and divested the Canadian subsidiary that was focused on mining.

Results of Operations

Our loss from continuing operations in the year ended June 30, 2016 decreased by $341,275, to $675,290 from $1,106,565 in the year ended June 30, 2015. The bulk of our operating loss in fiscal 2016 came from $136,922 in office and general expenses and $105,047 in stock-based compensation, as compared to $382,141 in office and general expenses and $159,928 in stock-based compensation in fiscal 2015.

Interest expense increased by $985,468 in fiscal 2016 to $992,949, as compared to $7,481 in fiscal 2015. The increase came from the issuance of convertible debentures that were recorded at a deep discount to their face value, which resulted in interest charges as the debt discount was amortized over the life of the debt instrument, in addition to interest expense being recorded upon the issuance of the convertible debenture because the derrivative liability associated with the debentures was in excess of the face value of the debentures.

For the year ended June 30, 2016 we had a non-cash gain on the change in value of derivative liabilities of $113,445, as compared to a loss of $23,460 in fiscal 2015. The gain in 2016 is due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal year, in comparison with the market value when the debt originated.

We recorded a foreign exchange loss of $425,875 in fiscal 2015, as compared to no loss in fiscal 2016. The loss in fiscal 2015 was due to losses in the decrease of the value of the Canadian dollar.

For the year ended June 30, 2016, we recorded a gain on discontinued operations, as compared to a loss from discontinued operations for the year ended June 30, 2015. The loss in fiscal 2015 reflected the costs of the mining operations in Canada. The gain in fiscal 2016 is the result of the foreclosure on all our Canadian assets by a secured lender. The book value of the foreclosed assets plus the operating expenses of the Canadian subsidiary in fiscal 2016, was less than the amount owed to the secured lender.

We recorded a gain of $446,183 on the sale of our former Canadian subsidiary in fiscal 2016, which reflects the negative book value that was eliminated from our consolidated financial statements as a result of the sale.

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of $0 and negative working capital of $1,525,926 as compared to cash and cash equivalents of $5,717 and negative working capital of $1,560,616 at June 30, 2015.

Net cash used in operating activities aggregated $121,369 for the year ended June 30, 2016 as compared to $134,025 for the year ended June 30, 2015. In fiscal 2016, the use of cash in operations resulted primarily from a net loss from continuing operations of $675,290, a gain on the sale of our subsidiary of $446,183 and a change in the fair market value of derivatives of $113,445, offset by $105,047 in stock-based compensation, and $975,389 in amortization of debt discount. In fiscal 2015, the use of cash in operations resulted primarily from a net loss from continuing operations of $1,116,565, offset by $159,928 in stock-based compensation, $256,348 in share-based consulting fees, $425,875 in a foreign exchange loss and a net increase in operating liabilities of $95,280

We financed the cash used in operating activities by obtaining net cash provided by financing activities: $117,000 in fiscal 2016, consisting of $107,000 in the sale of promissory notes and 10,000 from the sale of stock, as compared to $105,231 in fiscal 2015 from the sale of promissory notes.

In fiscal 2016 cash flows provided by investing activities amounted to $1,348, from the sale of a subsidiary as compared to cash used in investing activities in fiscal 2015 of $33 for an equipment purchase.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last several years, and we have very limited liquidity.  Our operating losses have been funded through the issuance of equity securities and borrowings. Management anticipates that we will be dependent, for the near future, on our ability to obtain additional capital to fund our operating expenses and anticipated growth. The report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings.

Although we have improved our balance sheet with transactions to settle our debt, we continue to have liabilities in excess of our assets.  We are working to settle our remaining liabilities and to raise cash to support our operating loss, and we continually consider a variety of possible sources.  We are in default of most of our debt agreements. In the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  If we are unable to generate sufficient revenues or raise additional capital, our operations will terminate.

New Accounting Standards

The new accounting pronouncements in Note 1 to our consolidated financial statements, which are included in this Report, are incorporated herein by reference thereto.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to the allowance for doubtful accounts receivable, income tax valuation allowance, and the derivative liabilities.  On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  The fee for the arrangement is fixed or determinable; and
  Collectability is reasonably assured

Revenue on product sales is recognized upon delivery or shipment. Customer deposits/layaway sales are not reported as income unit final payment is received and the merchandise is delivered.

Share-based Payments

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

The Company estimates volatility by considering the historical stock volatility. The Company has opted to use the simplified method for estimating expected term, which is generally equal to the midpoint between the vesting period and the contractual term.

Derivatives

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of the underlying derivative of a convertible debt instrument as a gain or loss. The decrease in debt that results from a debt conversion is calculated and compared to the then-current fair value of shares issued with any difference recorded as an increase or decrease to capital in excess of par value.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.  A valuation allowance has been established to eliminate the Company’s deferred tax assets as it is more likely than not that any of the deferred tax assets will be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.  The Company has determined that it had no significant uncertain tax positions requiring recognition or disclosure.

We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made.  Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and
●	changes in the estimate, or the use of different estimating methods, could have a material impact on our consolidated results of operations or financial condition.

Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to our consolidated financial statements, which are included in this Report.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements required by this Item are included herein, commencing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective November 29, 2017, Golden Global Corp. (the “Company”) terminated MNP LLC as its independent registered public accounting firm.

The audit report of MNP LLC on the consolidated financial statements of the Company as of and for the period from inception through March 31, 2016, the date of the last audit performed by MNP LLC of the Company’s 2015 fiscal year financial statements, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company's consolidated financial statements for the period ended June 30, 2015 and through the date of the termination of MNP LLC, there were: (i) no disagreements between the Company and MNP LLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MNP LLC, would have caused MNP LLC to make reference to the subject matter of the disagreement in its report on the Company’s financial statements for such period, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On November 30, 2017, the Company appointed Fruci & Associates as its new independent registered public accounting firm. The decision to engage Fruci & Associates was approved by the board of directors. During the Company’s most recent fiscal year ended June 31, 2016 and through November 29, 2017, the Company did not consult with Fruci & Associates on (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that may be rendered on the Company’s financial statements, and Fruci & Associates did not provide either a written report or oral advice to the Company that Fruci & Associates concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (iii) any matter that was either the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the“Exchange Act”), as of June 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive and Chief Financial Officer has concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

Our Chief Executive and Chief Financial Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive and Chief Financial Officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Assessment of Internal Control over Financial Reporting

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

Our Chief Executive and Chief Financial Officer (our Principal Executive, Financial and Accounting officer), conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules of the SEC.  To remediate the material weakness in our documentation, evaluation and testing of internal controls, we plan to engage a third-party firm or to hire a chief financial officer, to assist us in this process once financial resources become available.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fourth quarter of the fiscal year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about the sole director and executive officer of Golden Global.

Name	Age	Position

Erik Blum	52	Chief Executive Officer, Chief Financial Officer, Chairman, Secretary and Director

Edward Dees Jr.	42	Chief Operating Officer

Erik Blum joined the Company in March 2016 as Chief Executive Officer, Acting Chief Financial Officer and a Director. In 2014, Mr. Blum founded JW Price Capital, LLC, a corporate consulting firm, which focuses its business on providing business development services to microcap and other small public companies. His interest in this business was sold on February 20, 2016. From February 2014 through August 2014, Mr. Blum was an executive with City Twist, LLC, which was engaged in providing national Email advertising services for the automotive industry. From January 2012 through December 2013, he was Managing Director of Infinity One Card Services, which marketed debit cards which could be used for payment of salary as opposed to paper checks. For over twenty-five (25) years prior thereto, Mr. Blum was involved in all aspects of the retail securities brokerage industry, most recently as a registered representative for Stern Agee and Leach, Inc. from July 2010 through December 2011.

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

Edward Dees Jr. was hired as our Chief Operating Officer on Spetember 30, 2017. Mr. Dees has worked as a master grower for more than five years at Anted LLC, a company that he founded. He specialize in mushrooms until 2010, when his focus turned to medical marijuana.

Terms of Office

All of the directors of our company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our common stock to the Securities and Exchange Commission. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended June 30, 2016 the Reporting Persons complied with all applicable Section 16(a) reporting requirements under the Exchange Act.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Mr. Erik Blum, our Chairman, Chief Executive Officer and Chief Financial Officer, and to former corporate officers, Robert Leyne Lee and John Robert Hope (collectively, the “Named Executives”).  We have no other executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Blum(1)	2016	88,027	-	-	-	-	-	-	88,027
Chairman, Chief Executive Officer and Chief Financial	2015	-	-	-	-	-	-	-	-
Officer

Robert Leyne Lee(2)	2016	22,500	-	-	-	-	-	-	22,500
President, CEO, CFO,	2015	60,000	-	-	-	-	-	48,182	108,182
Treasurer, Secretary

John Robert Hope(3)	2016	45,000	-	-	-	-	-	-	45,000
Mining Consultant,	2015	42,000	-	-	-	-	-	160,682	202,682
Director

(1)	Amounts in fiscal 2016 are unpaid salary to Mr. Blum of $88,027 at June 30, 2016. Actual cash payments for salary for 2016 amounted to $0. Mr. Blum was appointed our Chairman, Chief Executive Office and Chief Financial officer on March 3, 2106.

(2)	Mr. Lee was appointed as our president, chief executive officer and director on September 12, 2013 and served in such capacity until his resignation on December 22, 2015. Mr. Lee was compensated US$5, 000 per month in company stock for his services. During the 2015 fiscal year Mr. Lee was issued 8,068,182 company stock with a fair value of US$108,182. The difference between the salary and fair value was recorded as share based compensation.

(3)	Since his resignation on September 12, 2013 as our president, chief executive officer and director, Mr. Hope has served as Mining Consultant and Director of our wholly owned subsidiary, Golden Global Mining Corporation. Mr. Lee was compensated US$3,500 per month in company stock for his services. During the 2015 fiscal year Mr. Hope was issued 11,218,182 company stock with a fair value of US$202,682. The difference between the salary and fair value was recorded as share based compensation. He ceased serving as such following the foreclosure on the assets of our mining business on October 7, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding unexercised stock options or equity awards at June 30, 2016.

Stock Option Grants

There were no stock option grants or exercises in fiscal 2016 for Named Executives.

Board of Directors Compensation

We do not currently compensate directors for service on our board of directors

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 26, 2018 there were 37,408,293 shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have 1000 shares of Series A Preferred stock outstanding, held by our Chief Executive Officer, as detailed in the chart below. The Series A Preferred stock controls at least 51% of the Company's voting power, because it has voting rights equal to 4 times the value of the total number of shares of common stock issued and outstanding at the time of voting, including votes attributable to other shareholders who hold preferred stock.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of June 15, 2018, by:

●	Each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of June 30, 2016, pursuant to the exercise of options or restricted stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Common Stock Beneficially Owned	Number of Shares of Series A Preferred Stock Beneficially Owned (1)	Percent of Shares of Series A Preferred Stock Beneficially Owned
Erik Blum, CEO 2106 Montebello Drive Boca Raton, FL 33433	15,000,000	42.1%	1,000	100%
Ed Dees, COO 840 Almas Avenue Suit C19 Santa Cruz, CA 95060	20,000,000	56.1%
All directors and officers as a group (teo individuals)	35,000,000	98.1%

(1)	The ownership of 1,000 shares of Series A gives Mr. Blum 51% voting control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During the year ended June 30, 2015, the Company incurred an expense of $379,878 for management and consulting expense to company’s officers.

During the year ended June 30, 2015, the Company issued 1,686,364 shares of Common Stock for $181,364 previously accrued consulting fee payable to related parties. Of the share issued, 1,050,000 were issued at $0.10 per share and 636,364 were issued at $0.12 per share. At the time of issuance, the Company’s share was traded at $0.02. As a result, an additional $48,197 was recorded as share based compensation.

During the year ended June 30, 2015, the Company issued 6,150,000 common shares in lieu of payment for consulting fee of $61,500 payable to related parties at $0.01 per common share. At the time of issuance, the Company’s shares traded at $0.03. As a result, an additional $123,000 was recorded as share based compensation.

Amounts due to related parties at June 30, 2015 were non-interest bearing, unsecured and due on demand.

At June 30, 2016, the Company owes its chief executive officer $88,027 in unpaid salary.

Director Independence

During the year ended June 30, 2016, we did not have any independent directors.

Item 14.  Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by the principal independent accountants for Golden Global Corp. FRUCI & ASSOCIATES II, PLLC for the audit of our annual financial statements for the years ended June 30, 2016, and for MNP LLP for the audit of our annual financial statements for the year ended June 30, 2015.

	2016	2015
Audit fees	$20,000	$12,000
Audit related fees		16,000
Tax fees
All other fees
Total	$20,000	$28,000

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

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters and reviews of our financial statements included in our Quarterly Reports on Form 10-Q.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other services are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Document

3.1	Articles of Incorporation incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on October 5, 2010 under Registration Number 2-34436.

3.2	Certificate of Correction filed with the Nevada Secretary of State on February 19, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.4	Amendment to our articles of incorporation, incorporated by reference to Exhibit 3.01 to our Current report dated September 16, 2016.

Exhibit No.	Document

10.1	Asset Sale and Purchase Agreement by and between Edward G. Dees, Jr. and Golden Global Corp., incorporated by reference to Exhibit 10.1 to our Current report dated March 6, 2018.

10.2	Asset Sale and Purchase Agreement by and between Edward G. Dees, Jr. and Golden Global Corp., incorporated by reference to Exhibit 10.2 to our Current report dated March 6, 2018.

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 13, 2011)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBREL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GLOBAL CORP.

Date: September 27, 2018	By:	/s/ Erik Blum
	Name:	Erik Blum
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Erik Blum	Chief Executive Officer, Chief Financial Officer, ), Chairman of the Board, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer	September 27, 2018
Erik Blum

GOLDEN GLOBAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE

YEARS ENDED JUNE 30, 2016 AND 2015

GOLDEN GLOBAL CORP.

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders’ Deficit	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 – F-31

802 N Washington

Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Golden Global Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Golden Global Corp. (“the Company”) as of June 30, 2016 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has substantial recurring losses and is unable to meet its current obligations as they become due, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and we are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the auditor of the Company since 2017.

Spokane, WA
September 27, 2018

GOLDEN GLOBAL CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND 2015

	2016	2015
		(Unaudited and Restated)
ASSETS

Current assets:
Cash and cash equivalents	$-	$5,717
Prepaid expenses		8,017
Other current assets		2,234

Total current assets	-	15,968

Equipment and unproven mineral properties	-	85,016

Total assets	$-	$100,985

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Convertible notes payable, net of discount of $22,472 in 2016	$412,243	$361,655
Accounts payable	72,832	106,580
Accounts payable and other current liabilities - related party	88,027	173,080
Other current liabilities	80,359	29,469
Notes payable	-	117,637
Derivative liabilities	872,465	873,180
Total current liabilities	1,525,926	1,661,601

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $1.00 par value; 250,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	-
Common stock, $0.0001 par value; 4,500,000,000 shares authorized;1,460,088 and 24,242 shares issued and outstanding in 2016 and 2015, respectively	146	2
Capital in excess of par value	1,915,448	1,228,104
Accumulated deficit	(3,442,520)	(2,788,722)

Total stockholders’ deficit	(1,525,926)	(1,560,616)

Total liabilities and stockholders’ deficit	$-	$100,985

See accompanying notes to consolidated financial statements.

GOLDEN GLOBAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015
		(Unaudited and Restated)
Revenues	$-	$-

Cost and expenses:
Stock-based compensation	105,047	159,928
Selling, general and administrative	136,922	382,141
Depreciation	—	17,680

Total costs and expenses	241,969	559,749

Loss from operations	(241,969)	(559,749)

Other income (expense):
Interest expense	(992,949)	(7,481)
Foreign exchange loss	—	(425,875)
Gain on sale of subsidiary	446,183	—
Gain (loss) on change in value of derivative liabilities	113,445	(23,460)

Total other income (expense)	(433,321)	(456,816)
Net loss from continuing operations	(675,290)	(1,016,565)
Discontinued operations gain (loss)	21,492	(82,313)
Net loss and comprehensive loss	(653,798)	(1,098,878)
Preferred shares dividend		(5,700)
Net loss attributed to common stockholders	$(653,798)	$(1,104,578)

Basic and diluted loss per share
Continuing operations	$(0.80)	$(133.26)
Discontinued operations	$0.02	$(10.73)
Net loss	$(0.78)	$(143.99)

Weighted average number of shares outstanding:
Basic	841,798	7,671
Diluted	841,798	7,671

See accompanying notes to consolidated financial statements.

GOLDEN GLOBAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

			Preferred	Preferred	Capital		Total
	Common Stock		Stock	Stock	in Excess	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Deficit
Balance, June 30, 2014 (Unaudited and restated)	800	$—		$—	$1,231,884	$(1,684,144)	$(452,260)
Net loss						(1,098,878)	(1,098,878)
Dividend						(5,700)	(5,700)
Common stock issued for services	11,381	1			(5,953)		(5,953)
Issuance of common stock for debt conversions	12,070	1					2,172
Balance, June 30, 2015 (Unaudited and restated)	24,252	2			1,228,104	(2,788,722)	(1,560,616)
Net loss						(653,798)	(653,798)
Common stock issued for services	305.556	31			105,016		105,047
Sale of common stock	50,000	5			8,995		9,000
Issuance of preferred stock	—	—	1,000	1,000			1,000
Issuance of common stock for debt conversions	1,,080,281	108			573,333		573,441
Balance, June 30, 2016	1,460,088	$146	1,000	$1,000	$1,915,448	$(3,442,520)	$(1,525,926)

 See accompanying notes to consolidated financial statements.

GOLDEN GLOBAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	Year	Year
	Ended	Ended
	June 30, 2016	June 30, 2015
		(Unaudited and Restated)
Cash flows from operating activities
Net loss – continuing operations	$(675,290)	$(1,016,565)
Net income (loss) – discontinued operations	21,492	(82,313)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	105,047	159,928
Amortization of debt discount	975,389	—
Share-based payments to consultants	—	256,348
Gain on sale of subsidiary	(446,183)	—
Foreign exchange loss	—	425,875
Change in fair value of derivative liabilities	(113,445)	23,460
Changes in operating assets and liabilities:
Accounts payable	(151,955)	48,351
Accounts payable - related party	88,057	(12,868)
Other current liabilities	75,549	59,797
Net cash used in operating activities	(121,369)	(134,025)

Cash flows from investing activities
Sale of subsidiary	(1,348)	—
Purchase of equipment	—	33
Net cash used in investing activities	(1,348)

Cash flows from financing activities
Proceeds from issuance of common stock	9,000	—
Proceeds from issuance of preferred stock	1,000	—
Proceeds from sale of notes	107,000	105,231
Net cash provided by financing activities	117,000	105,231

Net decrease in cash	(5,717)	(28,761)

Cash at beginning of the year	5,717	34,478

Cash at end of the year	$—	$5,717

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash financing transactions:
Fair value of derivative liabilities	$946,328	$—
Conversion of liabilities into stock	$573,333	$—

See accompanying notes to consolidated financial statements.

GOLDEN GLOBAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

(YEAR ENDED JUNE 30, 2015 IS UNAUDITED)

1. Description of Business and Summary of Accounting Principles

Description of Business

Golden Global Corp. ("the Company"), incorporated in the State of Nevada, USA on December 10, 2009, and its former subsidiary were engaged in the acquisition, exploration and development of precious metal properties. The Company’s subsidiary was Golden Global Mining Corporation which was incorporated in the Province of Alberta, Canada on January 10, 2010. As of June 30, 2015, the Company was an exploration stage company in the process of exploring its mineral properties in British Columbia, Canada. After a secured lender foreclosed on of the assets of Golden Global Mining Corporation in fiscal 2016, the Company sold the subsidiary and changed its focus to the cannabis industry. Cannabis-related revenues began in fiscal 2017, when the Company began delivering medical marijuana to patients who possessed a valid doctor’s prescription.

The financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s fiscal year end is June 30.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary (at June 30, 2015) after elimination of significant intercompany balances and transactions.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to the allowance for doubtful accounts receivable, income tax valuation allowance, and the derivative liabilities.  On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during 2016 and 2015.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Office equipment and furniture	3 to 7 years
Mining equipment	3 to 5 years

All of the property and equipment was foreclosed on or sold during fiscal year 2016.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

  Persuasive evidence of an arrangement exists;
  Services have been rendered;
  The fee for the arrangement is fixed or determinable; and
  Collectibility is reasonably assured.

The Company did not begin to recognize revenue until fiscal year 2017.

Share-based Payments

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value on the issuance date.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.  A valuation allowance has been established to eliminate the Company’s deferred tax assets as it is more likely than not that any of the deferred tax assets will be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.  The Company has determined that it had no significant uncertain tax positions requiring recognition or disclosure.

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

Foreign Currency Translation and Discontinued Operations

Assets and liabilities of the Company’s foreign subsidiary are translated at year-end exchange rates, and income and expenses are translated at average exchange rates prevailing during the year with the resulting adjustments accumulated in stockholders’ equity and comprehensive income. The foreign subsidiary was sold during fiscal year 2016, and all income statement classifications for the former subsidiary are included in discontinued operations. A gain on disposal was recorded due to the negative equity of the subsidiary, which was sold for $100.

 Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU supersedes the previous revenue recognition requirements in ASC Topic 605—Revenue Recognition and most industry-specific guidance throughout the ASC. The core principle within this ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services.

In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers", which deferred the effective date for ASU 2014-09 by one year to fiscal years beginning after December 15, 2017, while providing the option to early adopt for fiscal years beginning after December 15, 2016. Transition methods under ASU 2014-09 must be through either (i) retrospective application to each prior reporting period presented, or (ii) retrospective application with a cumulative effect adjustment at the date of initial application. We are continuing to evaluate the impact of this new standard on our financial reporting and disclosures, including but not limited to a review of accounting policies, internal controls and processes. We expect to complete our evaluation in the second half of 2017 and intend to adopt the new standard effective January 1, 2018.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”). Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The updated guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of this ASU did not have any impact on the Company's consolidated financial position, liquidity, or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. The ASU is effective for annual and interim periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are continuing to evaluate the impact of this new standard on our financial reporting and disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows" (Topic 230). This ASU is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017. We do not believe the adoption of ASU 2016-15 will have a material impact on our financial position, results of operations or cash flows.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The Company is in the process of evaluating this guidance.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Discontinued Operations

On October 7, 2015, title to the Company’s former subsidiary’s placer gold claims for property located in north central British Columbia, were transferred to a third party (the “Lender”) who had loaned the subsidiary $185,000 (the “Loan”). These claims, and all equipment, machinery, vehicles and ancillary buildings to process the claims were used as collateral for the Loan.  The collateral was foreclosed on by the Lender and the assets are no longer owned by the Company. Due to the foreclosure in October 2015, and the Company's discontinuance of the mining operations, the mining business is presented as a discontinued operations in the financial statements for the years ended June 30, 2016 and 2015. The carrying value of the assets that were foreclosed on was less than the amount owed to the Lender, and consequently, the Company recorded income from discontinued operations of $21,492 in the year ended June 30, 2016. In the year ended June 30, 2015, a loss of $82,313 was recorded for discontinued operations.

Interest expense related to the advances from the Lender, amounting to $4,798 and $17,720 in fiscal 2016 and 2015, respectively, are included as a component of discontinued operations.

2. Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring substantial losses from its continuing operations and as of June 30, 2016 has negative working capital and a stockholder’s deficit of $1,525,926. In addition, the Company is unable to meet its obligations as they become due and sustain its operations.  The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

The Company may not be able to raise sufficient additional debt, equity or other cash on acceptable terms, if at all.  Failure to generate sufficient revenues, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down its operations.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence.  Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt agreements. With sufficient additional cash available to the Company, it can begin to cover monthly cash losses and allocate funds toward marketing its products to achieve additional sales and consequently cut monthly operating losses.

2.	Continue to create new business opportunities in a cannabis-related field. The Company has secured two purchase contracts to acquire greenhouses in California and to work with a licensed cannabis entity.

3.	Renegotiate loan agreements with existing debt holders.

There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

3. Debt

The following table summarizes components of debt as of June 30, 2016 and 2015:

	2016	2015 (Unaudited)

Convertible debt due to various lenders	$434,715	$361,655
Less: discount on debt	22,472	—
Total debt, net of discounts	$412,243	$361,655

Convertible debt with a variable conversion rate

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $16,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the note together with interest may be converted into shares of common stock, par value of $0.0001 (“Common Stock”) at the option of the lender at a conversion price equal to thirty five percent at the market price, calculated as the average of the lowest three trading prices during the 10 trading days prior to the conversion. As the note was not repaid on November 10, 2014, a penalty of $5,473 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $14,325 have been recorded and 4,359 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $6,790 were recorded, resulting in the issuance of 10,545 shares of Common Stock. At June 30, 2016, the remaining debt balance is $860.

On April 7, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $32,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full and interest on the maturity date of January 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock, at the option of the lender at a conversion price equal to forty one percent at the market price, which is the average of the lowest three trading prices during the 10 days prior to the conversion. The note has matured unpaid. As a result, a penalty of $16,250 has been added to the principal balance of the note. No debt conversions have been recorded, and at June 30, 2016, the debt balance remains at $48,750.

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $42,000. This promissory note bears interest at an annual rate of 8%, with a default rate of 16%, which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As the note was not repaid on April 9, 2015, a penalty of $4,240 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $8,810 have been recorded and 2,515 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $21,615 were recorded, resulting in the issuance of 259,010 shares of Common Stock. At June 30, 2016, the remaining debt balance is $15,815.

On May 27, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $25,000. These promissory note bears interest at an annual rate of 8% which is to be paid with principal and interest on the maturity date of May 27, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. For the year ended June 30, 2016, conversions of $2,423 were recorded, resulting in the issuance of 991 shares of Common Stock. At June 30, 2016, the remaining debt balance is $22,577.

On August 1, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $147,500. This promissory note represents consulting fees paid for investor relation services up to July 31, 2014 and has been recorded as consulting expense. This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full and interest on the maturity date of August 1, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the lower of fifty percent of the lowest market price during the 20 days prior to the conversion. As of June 30, 2015, conversions totaling $3,175 have been recorded and 2,334,375 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $2,740 were recorded, resulting in the issuance of 54,800,000 shares of Common Stock. As of June 30, 2016, the remaining balance of this note has been assigned to other note holders.

On November 18, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $18,000. This promissory note bears interest at an annual rate of 8% which is to be paid with principal in full on the maturity date of November 18, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender. As of June 30, 2016, the balance of this note has been assigned to other note holders.

On February 20, 2015, the Company issued a convertible debenture for the gross proceed of $25,000. The debenture matured on February 20, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $37,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At June 30, 2016 and 2015, the debt balance is $37,500.

On March 16, 2015, the Company issued a convertible debenture for the gross proceed of $15,000. The debenture matured on March 16, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $22,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At June 30, 2016 and 2015, the debt balance is $22,500.

On May 28, 2015, the Company issued a convertible debenture for the gross proceed of $25,000. The debenture matures on May 28, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 15 days prior to the conversion. As of June 30, 2015, conversions totaling $4,500 have been recorded and 3,461,538 shares of the Company’s Common Stock have been issued as a result of the conversion. As of June 30, 2016, the balance of this note has been assigned to another note holder who converted the remaining debt of $20,500 into 378,635,739 shares of Common Stock. The note balance at June 30, 2016 is $0.

On August 20, 2015, the Company issued a convertible debenture of $25,000 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on August 20, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $25,000 with 8% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at the lower of fifty percent of the lowest market price during the 20 days prior to the conversion. As of June 30, 2016, conversions totaling $16,913 have been recorded and 208,269 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at June 30, 2016 is $8,087.

On November 5, 2015, the Company issued a convertible debenture for gross proceeds of $30,000. The debenture matured on June 5, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $40,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. No debt conversions have occurred and the note balance at June 30, 2016 is $40,000.

On December 2, 2015, the Company issued a convertible debenture for the gross proceeds of $20,000. The debenture matured on June 2, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to thirty percent of the lowest closing price during the 30 days prior to the conversion. No debt conversions have occurred and the note balance at June 30, 2016 is $25,000.

On December 3, 2015, the Company issued a convertible debenture of $19,500 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matured on June 3, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $19,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at thirty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,000 have been recorded and 55,556 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at June 30, 2016 is $16,500.

On December 3, 2015, the Company issued a convertible debenture of $105,000 as a result of a transfer of the August 1, 2014 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $105,000 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. As of June 30, 2016, conversions totaling $7,500 have been recorded and 83,333 shares of the Company’s Common Stock have been issued as a result of the conversion. The note holder assigned $6,000 of the note to another note holder, and the remaining balance of this note at June 30, 2016 is $91,500.

On December 30, 2015, the Company issued a convertible debenture for gross proceeds of $5,000. The debenture matures on June 30, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $7,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. The note balance at June 30, 2016 is $7,500.

On December 31, 2015, the Company issued a convertible debenture for gross proceeds of $10,000. The debenture matures on July 1, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $13,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at June 30, 2016 is $13,000.

On January 5, 2016, the Company issued a convertible debenture of $19,618 as a result of a transfer of the November 8, 2014 note to a new holder. The debenture matures on July 5, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $19,618 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,992 have been recorded and 221,778 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at June 30, 2016 is $15,626.

On January 13, 2016, the Company issued a convertible debenture for gross proceeds of $20,000. The debenture matures on January 13, 2017. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $26,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at June 30, 2016 is $26,000.

On January 19, 2016, the Company issued a convertible debenture for gross proceeds of $2,500. The debenture matures on January 19, 2017. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $4,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at June 30, 2016 is $4,000.

On February 25, 2016, the Company issued a convertible debenture for gross proceeds of $19,500. The debenture matures on July 3, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $33,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at June 30, 2016 is $33,500

On February 23, 2016, the Company issued a convertible debenture of $2,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at June 30, 2016 is $2,500

On March 13, 2016, the Company issued a convertible debenture of $3,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $3,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at June 30, 2016 is $3,500.

The conversion price of the notes issued in fiscal year 2016 is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. The Company determined that the aggregate fair value of the conversion features was $946,328 at the issuance dates. Debt discount was recorded up to the $286,500 face amount of the note and is amortized to interest expense over the term of the note and $264,028 of the initial debt discount was recorded as interest expense in fiscal 2016, leaving a remaining debt discount balance of $22,472 at June 30, 2016. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $578,174 was expensed immediately as additional interest expense. Accrued interest payable on the convertible notes amounted to $42,589 at June 30, 2016.

4.       Derivative Liabilities

The Company evaluated their convertible note agreements pursuant to ASC 815 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible notes. The Company valued the embedded derivatives using the Black-Scholes valuation model.

Convertible debt with a variable conversion feature

In 2016, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 to 0.5 years; (2) a computed volatility rate of 576% (3) a discount rate of 1.00% and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as change to capital in excess of par value.

In 2015, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 to 2.0 years; (2) a computed volatility rate of 596% (3) a discount rate of 1.00% and (4) zero dividends. Upon settlement the valuation of this embedded derivative was recorded as change to capital in excess of par value.

Activity for embedded derivative instruments during the year ended June 30, 2016 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of	Conversion	Balance at
	June 30,	securities during	derivative	of debt	June 30,
	2015	the period	liabilities	to equity	2016
Derivative derived from variable convertible debt	$873,180	$946,328	$(113,445)	$(833,598)	$872,465

5.       Stockholders’ Equity

At the opening of trading on September 16, 2016, the Company effected a reverse split of our common stock at a ratio of 1:1800. As a result of the reverse stock split, each of our 1,800 pre-split shares of common stock outstanding automatically combined into one new share of common stock without any action on the part of the respective holders, and the number of outstanding shares of our common stock was reduced from approximately 27.6 billion shares to approximately 1.53 million shares. The reverse stock split also applied to shares of common stock issuable upon the conversion of outstanding convertible securities. All references to shares of common stock issued or outstanding have been retrospectively changed in this report to reflect the reverse split.

On December 10, 2014, the Company’s shareholders issue a written consent to approve, effective on December 10, 2014, the reverse split of the Company’s Common Stock on a ratio of 1 new share for each 100 old shares. Subsequent to the reverse split, the Company had 14,873,382 common shares outstanding on December 10, 2014.

During the year ended June 30, 2015, the Company issued 11,381 shares of Common Stock in lieu of payment for consulting fee of $237,477 payable to related parties.

During the year ended June 30, 2015, the Company issued 12,070 shares of Common Stock as a result of the conversion of $75,873 of unsecured promissory notes.

During year ended June 30, 2016, the Company issued 305,556 shares of Common Shares as stock-based compensation, valued at a total of $105,047.

During the year ended June 30, 2016, the Company issued 1,080,281 shares of Common Stock as a result of the conversion of $85,473 of unsecured promissory notes. See Note 3.

During the year ended June 30, 2016, the Company issued 50,000 shares of Common Stock in a private placement, for cash proceeds of $9,000.

As of June 30, 2016, there are no share options or warrants outstanding.

Preferred Stock

There are 1,000 shares of Series A preferred stock outstanding. The holders of the Series A preferred stock are not entitled to receive any dividends or distributions declared or paid by the Company to the holders of common stock. Notwithstanding the foregoing, dividends or distributions may be declared and paid on the Series A Preferred Stock from funds legally available for such purpose as and when determined by the Board of Directors.

Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

(a) Description of Voting Rights. The holders of the Series A Preferred Stock will have the voting rights as described in this Section 2 or as required by law. For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters (including, but not limited to, at every meeting of the stockholders of the Corporation and upon any action taken by stockholders of the Corporation with or without a meeting) equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000 shares of the Corporation's common stock issued and outstanding at the time of a shareholder vote, the holders of the Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400 shares, out of a total number of 20,400 shares voting. For the sake of clarity and in an abundance of caution, the total voting shares outstanding at the time of any and all shareholder votes (i.e., the total shares eligible to vote on any and all shareholder matters) shall be deemed to include (a) the total shares of common stock outstanding; (b) the voting rights applicable to any outstanding shares of preferred stock, other than the Series A Preferred Stock, if any; and (c) the voting rights attributable to the Series A Preferred Stock, as described herein, whether such Series A Preferred Stock shares are voted or not.

(b) Amendments to Articles of Incorporation and Bylaws. So long as the Series A Preferred Stock is outstanding, the Corporation shall not, without the affirmative vote of the Holders of at least sixty-six and two-thirds percent (66-2/3%) of all outstanding shares of Series A Preferred Stock, voting separately as a class (i) amend, alter or repeal any provision of the Articles of Incorporation or the Bylaws of the Corporation so as to adversely affect the designations, preferences, limitations and relative rights of the Series A Preferred Stock, whether by reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, (ii) effect any reclassification of the Series A Preferred Stock, or (iii) designate any additional series of preferred stock, the designation of which adversely effects the rights, privileges, preferences or limitations of the Series A Preferred Stock set forth herein.

(c) Amendment of Rights of Series A Preferred Stock. The Corporation shall not, without the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of the Series A Preferred Stock, amend, alter or repeal any provision of this Certificate of Determination, PROVIDED, HOWEVER, that the Corporation may, by any means authorized by law and without any vote of the holders of shares of the Series A Preferred Stock, make technical, corrective, administrative or similar changes in this Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of the Series A Preferred Stock.

Section 3. Conversion Rights. The holders of the Series A Preferred Stock shall have no conversion rights.

Section 4. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation the holders of shares of Series A Preferred Stock shall not be entitled to receive any liquidation preference.

Board Representation. The holders of the shares of Series A Preferred Stock, so long as shares of the Company’s Series A Preferred Stock are outstanding, shall have the right, as a class, to nominate one (1) person for election as a member of the Board of Directors.

Conversion Rights. The holders of the Series A Preferred Stock shall have no conversion rights.

Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation the holders of shares of Series A Preferred Stock shall not be entitled to receive any liquidation preference.

6.       Income Taxes

The Company has accumulated net operating losses of $1,700,000 for United States federal tax purposes at June 30, 2016 and 2015, respectively, some of which are limited in their utilization pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years.  These losses expired in fiscal years 2031 though 2036.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2016 and 2015 were as follows:

	2016	2015 (Unaudited)
Deferred tax assets, net:
Net operating loss carry forwards	$626,000	$580,000
Other	—	—
Deferred tax asset value	626,000	580,000
Valuation allowance	(626,000)	(580,000)
Net deferred assets	$—	$—

The valuation allowance increased to $626,000 at June 30, 2016 from $580,000 at June 30, 2015.

The following is a reconciliation of the tax provisions for the years ended June 30, 2016 and 2015 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2016	2015

Statutory federal income tax rate	34.0%	34.0%
Reduction of tax attributes due to discharge of indebtedness	(34.0)	(34.0)

Effective tax rate	—	—

The Company did not have any material unrecognized tax benefits as of June 30, 2016 and 2015. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended June 30, 2016 and 2015.  The Company is subject to United States federal income tax, as well as taxes by various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2013 through 2016.

7.       Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures of financial instruments on a recurring basis.

Fair Value Hierarchy

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1	inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	inputs are unobservable inputs for the asset or liability.

Determination of Fair Value

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the Company bases its fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon management’s own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future value.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value where it is practicable to do so for financial instruments not recorded at fair value (disclosures required by the Fair Value Measurements Topic of the FASB Accounting Standards Codification).

Cash and cash equivalents, accounts receivable, and accounts payable

In general, carrying amounts approximate fair value because of the short maturity of these instruments.

Debt

At June 30, 2016 and 2015, long-term debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the short and long-term debt.

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The following table presents the amounts of liabilities measured at fair value on a recurring basis as of June 30, 2016 and 2015.

Derivative Liability

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 3 within the fair value of hierarchy. The derivative liabilities are adjusted to their fair market value at the end of each quarter. The calculation of the derivative liability considers the principal amount of convertible debt and excludes any potential conversion of accrued interest payable.

	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2016

Derivative liability	$872,465	—	—	$872,465

June 30, 2015 (Unaudited)

Derivative liabilities	$873,180	—	—	$873,180

The Company has no instruments with significant off balance sheet risk.

8.       Commitments and Contingencies

Operating Leases

The Company use facilities at no charge that are provided by the majority owner of the Company. The Company does not record rent expense.

Litigation

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, the amount of ultimate liability, if any, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company.  However, as the outcome of litigation or legal claims is difficult to predict, significant changes in the estimated exposures could occur.

9. Net Earnings (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income per share is computed on the basis of the weighted average number of shares of Common Stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon exercise of outstanding stock options, warrants and convertible debt agreements.

For the years ended December 31, 2016 and 2015, the Company had a series of convertible notes outstanding that could be converted into approximately 5,367,000 and 76,000 shares of Common Stock, respectively. These shares are not presented in the loss per common share calculation because the effect of these shares is anti-dilutive.

10. Sale of Subsidiary

On June 1, 2016, the Company’s inactive Canadian subsidiary was sold to a third-party entity for $100 and the Company recognized a net gain of $446,183 as a result of the sale. The gain on the sale represents the negative net worth of the Canadian subsidiary, which is no longer a portion of our consolidated balance sheet at June 30, 2016.

11. Related Party Transactions

At June 30, 2016, the Company owes its chief executive officer $88,027 in unpaid salary.

12. Subsequent Events

On August 2, 2016, the Company received a conversion notice from a convertible note holder and the Company issued 130,000,000 shares of its Common stock to retire $6,500 in debt.

At the opening of trading on September 16, 2016, the Company effected a reverse split of our common stock at a ratio of 1:1800. As a result of the reverse stock split, each of our 1,800 pre-split shares of common stock outstanding automatically combined into one new share of common stock without any action on the part of the respective holders, and the number of outstanding shares of our common stock was reduced from approximately 27.6 billion shares to approximately 1.53 million shares. The reverse stock split also applied to shares of common stock issuable upon the conversion of outstanding convertible securities. All references to shares of common stock issued or outstanding have been retrospectively changed in this report to reflect the reverse split.

On February 1, 2018, the Company issued a convertible debenture for gross proceeds of $35,000. The debenture matures on February 1, 2019. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $45,000 with 12% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest trading price during the 30 days prior to the conversion.

On February 1, 2018, the Company issued a convertible debenture in exchange for a reduction in principal payable of $17,000 and interest payable of $3,000 on a convertible debenture that was originally issued on November 5, 2015. The new debenture matures on February 1, 2019. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $20,000 with 12% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at a conversion price equal to the lower of $0.0023 per share or fifty percent of the lowest trading price during the 40 days prior to the conversion.

On February 1, 2018, the Company issued a convertible debenture for gross proceeds of $10,000. The debenture matures on August 1, 2018. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $15,000 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest trading price during the 30 days prior to the conversion.

One February 22, 2018, the Company issued 415,983 shares of restricted Common Stock for a one-year investor relations contract.

On February 28, 2018, the Company entered into two asset purchase agreements with a non-affiliated individual (the “Seller”), pursuant to which it contemporaneously acquired certain assets which will allow the Company, subject to the Company applying for and being issued the required licenses, to establish a legal medicinal and recreational marijuana grow operation in California. The Company hired the Seller to be the Company’s Chief Operating Officer on March 3, 2018. The assets purchased include a state-of-the-art indoor hydroponics facility, eleven greenhouses, various permits and additional fixtures, equipment and supplies. The purchase price for the assets consisted of 20,000,000 shares of our common stock issued to the Seller and $15,000,000 in cash payable in installments over a two-year period. In July 2018, the Company and the Seller amended the purchase agreements to reduce the amount of assets purchased and to reduce the promissory note component of the purchase price to $7,000,000. The promissory note will not be issued until the cannabis licenses are acquired by the Company. The 20,000,000 shares of common stock were issued immediately.

On March 1, 2018 the Company issued 15,000,000 shares of restricted Common Stock to its Chief Executive Officer, as payment of $501,000 in accrued compensation.

On March 1, 2018, the Company issued a convertible debenture for gross proceeds of $4,000. The debenture matures on September 1, 2018. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $7,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest trading price during the 30 days prior to the conversion.

On March 3, 2018, the Company hired a Chief Operating Officer for a base salary of $42,500 and $49,500 for the periods ending December 31, 2018 and 2019, respectively, payable in Common Stock of the Company at a conversion rate of $0.125 per share.

On April 1, 2018, the Company issued a convertible debenture for gross proceeds of $8,500. The debenture matures on October 1, 2018. The terms of the debenture requires the Company to pay the debenture investor a principal sum of $12,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest trading price during the 30 days prior to the conversion.

On April 1, 2018, the Company sold 150,000 shares of its Common Stock for $10,500.

On June 1, 2018, the Company sold 150,000 shares of its Common Stock for $10,500.

On July 2, 2018, the Company sold 160,000 shares of its Common Stock for $4,000.