Form 10-Q
period 2016-09-30
GOLDEN GLOBAL CORP.
filed 2018-10-03
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54528

GOLDEN GLOBAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-1460693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21573 San Germain Drive Boca Raton, FL 33433
(Address of principal executive offices)

(561) 430-5935
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☐ No ☒

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

As of October 3, 2018, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 37,408,293.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLDEN GLOBAL CORP.

Condensed Balance Sheets

	September 30,2016	June 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Total current assets		—

		—
Total assets	$—	$—

Liabilities and Stockholders’ Deficit

Current liabilities:

Convertible notes payable, net of discount of $13,802 and $22,472 at September 30 and June 30, 2016, respectively	$422,913	$412,243
Accounts payable	76,039	72,832
Related party payable	155,527	88,027
Other current liabilities	114,340	80,359
Derivative liabilities	935,249	872,465
Total current liabilities	1,704,068	1,525,926

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value; 250,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, $0.0001 par value; 4,500,000,000 shares authorized; 1,532,785 and 1,460,088 shares issued and outstanding at September 30 and June 30, 2016, respectively	153	146
Capital in excess of par value	1,933,589	1, 915,448
Accumulated deficit	(3,638,810)	(3,442,520)

Total stockholders’ deficit	(1,704,068)	(1,525,926)

Total liabilities and stockholders’ deficit	$—	$—

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2016	2015

Revenues	$—	$—

Cost and expenses:
Professional fees	32,545	9,618
Consulting fees	—	48,733
General and administrative	70,707	14,025

Total costs and expenses	103,252	72,376

Loss from operations	(103,252)	(72,376)

Other income (expense):
Interest expense	(35,120)	—
Foreign exchange gain	—	5,790
Gain (loss) on change in value of derivative liabilities	(57,918)	(2,164,425)
Total other income (expense)	(93,038)	(2,158,635)
Net loss from continuing operations	(196,290)	(2,231,011)
Discontinued operations loss	—	(10,222)
Net loss and comprehensive loss	(196,290)	(2,241,233)
Preferred shares dividend		(5,700)
Net loss attributed to common stockholders	$(196,290)	$(2,246,933)

Basic and diluted loss per share:
Continuing operations	$(0.13)	$(43.57)
Discontinued operations	$0.00	$(0.21)
Net loss	$(0.13)	$(43.88)

Weighted average number of shares outstanding:
Basic	1,507,388	51,208
Diluted	1,507,388	51,208

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.
Condensed Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2016	2015

Operating activities
Net loss from continuing operations	$(196,290)	$(2,231,011)
Loss from discontinued operations	—	(10,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	16,294
Depreciation	—	4,680
Amortization of debt discount	26,984	—
Change in fair market value of derivatives	57,918	2,164,425
Foreign exchange gain	—	(5,790)
Changes in non-cash working capital balances
Accounts payable	3,207	26,950
Accounts payable – related party	67,500	26,162
Other liabilities	33,981	7,390
Cash used in operating activities	(6,700)	(1,122)

Financing activities
Proceeds from convertible note	(6,700)	—
Cash provided by financing activities	6,700	—

Decrease in cash and cash equivalents during the period	(0)	(1,122)
Cash and cash equivalents, beginning of the period	—	5,705
Cash and cash equivalents, end of the period	$—	$4,582

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash financing activities
Common stock issued for debt conversion	$18,148	$—
Initial valuation of derivatives	$16,514	$—

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ended June 30, 2017. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended June 30, 2016.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of September 30, 2016, had negative working capital of $1,704,068 and a stockholders’ deficit of $1,704,068. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can begin to make marketing expenditures and hire people to generate more revenues, and consequently cut monthly operating losses.

2.	Continue to create new business opportunities in a cannabis-related field. The Company has secured two purchase contracts to acquire greenhouses in California and to work with a licensed cannabis entity.

3.	Renegotiate loan agreements with existing debt holders.

There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

Note 3 – Income (Loss) Per Common Share

Loss per common share data was computed as follows:

	Three Months Ended Sept. 30, 2016	Three Months Ended Sept. 30, 2015

Net loss attributable to shareholders	$(196,290)	$(2,246,933)

Weighted average common shares outstanding	1,487,324	51,208
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	1,487,324	51,208

Loss per common share - continuing operations	$(0.13)	$(43.57)

Loss per common share - discontinued operations	$(.00)	$(0.21)
Income (Loss) per common share – diluted	$(0.13)	$(43.88)

For the three-month periods ended September 30, 2016 and 2015 the Company excluded approximately 8,139,000 and 1,881,000 shares of common stock, respectively, issuable upon the exercise of outstanding convertible debt from the calculation of net loss per share because the effect would be anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of September 30, 2016 and June 30, 2016:

	Sept. 30, 2016	June 30, 2016

Convertible debt due to various lenders	$436,715	$434,715
Less: discount on debt	13,802	22,472
Total debt, net of discounts	$422,913	$412,243

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $16,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the note together with interest may be converted into shares of common stock, par value of $0.0001 (“Common Stock”) at the option of the lender at a conversion price equal to thirty five percent at the market price, calculated as the average of the lowest three trading prices during the 10 trading days prior to the conversion. As the note was not repaid on November 10, 2014, a penalty of $5,473 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $14,325 have been recorded and 4,359 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $6,790 were recorded, resulting in the issuance of 10,545 shares of Common Stock. At September 30 and June 30, 2016, the remaining debt balance is $860.

On April 7, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $32,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full and interest on the maturity date of January 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock, at the option of the lender at a conversion price equal to forty one percent at the market price, which is the average of the lowest three trading prices during the 10 days prior to the conversion. The note has matured unpaid. As a result, a penalty of $16,250 has been added to the principal balance of the note. No debt conversions have been recorded, and at September 30 and June 30, 2016, the debt balance remains at $48,750.

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $42,000. This promissory note bears interest at an annual rate of 8%, with a default rate of 16%, which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As the note was not repaid on April 9, 2015, a penalty of $4,240 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $8,810 have been recorded and 2,515 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $21,615 were recorded, resulting in the issuance of 259,010 shares of Common Stock. At September 30 and June 30, 2016, the remaining debt balance is $15,815.

On May 27, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $25,000. These promissory note bears interest at an annual rate of 8% which is to be paid with principal and interest on the maturity date of May 27, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As of June 30, 2016, conversions totaling $2,423 were recorded, resulting in the issuance of 991post-reverse split shares of Common Stock. At September 30 and June 30, 2016, the remaining debt balance is $22,577.

On February 20, 2015, the Company issued a convertible debenture for the gross proceed of $25,000. The debenture matured on February 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $37,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At September 30 and June 30, 2016 the debt balance is $37,500.

On March 16, 2015, the Company issued a convertible debenture for the gross proceed of $15,000. The debenture matured on March 16, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $22,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At September 30 and June 30, 2016 the debt balance is $22,500.

On August 20, 2015, the Company issued a convertible debenture of $25,000 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on August 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 8% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at the lower of fifty percent of the lowest market price during the 20 days prior to the conversion. As of June 30, 2016, conversions totaling $16,913 have been recorded and 208,269 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at September 30 and June 30, 2016 is $8,087.

On November 5, 2015, the Company issued a convertible debenture for gross proceeds of $30,000. The debenture matured on June 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $40,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. One debt conversion has occurred on August 2, 2016, resulting in the issuance of 72,222 post-reverse shares of common stock to retire $6,500 on debt. The note balance at September 30, 2016 is $33,500 and the balance at June 30, 2016 is $40,000.

On December 2, 2015, the Company issued a convertible debenture for the gross proceeds of $20,000. The debenture matured on June 2, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to thirty percent of the lowest closing price during the 30 days prior to the conversion. No debt conversions have occurred and the note balance at September 30 and June 30, 2016 is $25,000.

On December 3, 2015, the Company issued a convertible debenture of $19,500 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matured on June 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at thirty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,000 have been recorded and 55,556 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at September 30 and June 30, 2016 is $16,500.

On December 3, 2015, the Company issued a convertible debenture of $105,000 as a result of a transfer of the August 1, 2014 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $105,000 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. As of June 30, 2016, conversions totaling $7,500 have been recorded and 83,333 shares of the Company’s Common Stock have been issued as a result of the conversion. The note holder assigned $6,000 of the note to another note holder, and the remaining balance of this note at September 30 and June 30, 2016 is $91,500.

On December 30, 2015, the Company issued a convertible debenture for gross proceeds of $5,000. The debenture matures on June 30, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $7,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. The note balance at September 30 and June 30, 2016 is $7,500.

On December 31, 2015, the Company issued a convertible debenture for gross proceeds of $10,000. The debenture matures on July 1, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $13,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at September 30 and June 30, 2016 is $13,000.

On January 5, 2016, the Company issued a convertible debenture of $19,618 as a result of a transfer of the November 8, 2014 note to a new holder. The debenture matures on July 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,618 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,992 have been recorded and 399,200,000 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at September 30 and June 30, 2016 is $15,626.

On January 13, 2016, the Company issued a convertible debenture for gross proceeds of $20,000. The debenture matures on January 13, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $26,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at September 30 and June 30, 2016 is $26,000.

On January 19, 2016, the Company issued a convertible debenture for gross proceeds of $2,500. The debenture matures on January 19, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $4,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at September 30 and June 30, 2016 is $4,000.

On February 25, 2016, the Company issued a convertible debenture for gross proceeds of $19,500. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $33,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at September 30 and June 30, 2016 is $33,500.

On February 23, 2016, the Company issued a convertible debenture of $2,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at September 30 and June 30, 2016 is $2,500.

On March 13, 2016, the Company issued a convertible debenture of $3,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $3,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at September 30 and June 30, 2016 is $3,500.

On July 11, 2016, the Company issued a convertible debenture for gross proceeds of $1,200. The debenture matures on January 11 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at September 30, 2016 is $2,500.

On July 20, 2016, the Company issued a convertible debenture for gross proceeds of $5,500. The debenture matures on January 20, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $6,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at September 30 is $6,000.

The conversion price of the notes issued in is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. For convertible debentures issued in the first three months of fiscal 2017, the Company determined that the aggregate fair value of the conversion features was $16,514 at the issuance dates. Debt discount was recorded up to the $8,500 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $8,014 was expensed immediately as additional interest expense.

For convertible debentures issued in fiscal 2016, the Company determined that the aggregate fair value of the conversion features was $864,674 at the issuance dates. Debt discount was recorded up to the $286,500 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $578,174 was expensed immediately as additional interest expense. A total of $8,136 of debt discount was charged to interest expense in the quarter ended September 30, 2016.

Accrued interest payable on the convertible notes amounted to $50,705 at September 30, 2016 and $42,589 at June 30, 2016.

Note 5 – Income Taxes

At September 30, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,700,000 that expire in the years 2017 through 2032. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the three-month periods ended September 30, 2016 and 2015, the Company has recorded no income tax expense in either of these three-month periods.

Note 6 – Related Party Transactions

The Company owes its Chief Executive Officer unpaid salary of $155,527 and $88,027 as of September 30 and June 30, 2016, respectively.

Note 7 – Stockholders’ Deficit

At the opening of trading on September 16, 2016, we effected a reverse split of our common stock at a ratio of 1:1800. As a result of the reverse stock split, each of our 1,800 pre-split shares of common stock outstanding automatically combined into one new share of common stock without any action on the part of the respective holders, and the number of outstanding shares of our common stock was reduced from approximately 27.6 billion shares to 1,532,785 shares. The reverse stock split also applied to shares of common stock issuable upon the conversion of outstanding convertible securities.

The Company is authorized to issue 4,500,000,000 shares of its common stock, par value $0.0001.

In the first quarter of fiscal 2017, the Company issued 72,222 shares of restricted stock to a convertible note holder to retire $6,500 in debt.

Note 8 – Fair Value

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

  Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

  Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3: inputs are unobservable inputs for the asset or liability.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, we base fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon management’s own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows that could significantly affect the results of current or future value.

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

Debt

At September 30 and June 30, 2016, debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the short and long-term debt.

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The following table presents the amounts of liabilities measured at fair value on a recurring basis as of September 30 and June 30, 2016.

Derivative Liability

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 3 within the fair value of hierarchy. The derivative liabilities are adjusted to their fair market value at the end of each quarter. The calculation of the derivative liability considers the principal amount of convertible debt and includes any potential conversion of accrued interest payable.

	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2016

Derivative liability	$872,465	-	-	$872,465

September 30, 2016

Derivative liabilities	$935,249	-	-	$935,249

The Company has no instruments with significant off-balance sheet risk.

Note 9 – Discontinued Operations

On October 7, 2015, title to the Company’s former subsidiary’s placer gold claims for property located in north central British Columbia, were transferred to a third party (the “Lender”) who had loaned the subsidiary $185,000 (the “Loan”). These claims, and all equipment, machinery, vehicles and ancillary buildings to process the claims were used as collateral for the Loan.  The collateral was foreclosed on by the Lender and the assets are no longer owned by the Company. Due to the foreclosure in October 2015, and the Company's discontinuance of the mining operations, the mining business is presented as discontinued operations in the financial statements for the quarterly period ended September 30, 2015. The loss from discontinued operations in the three-month periods ended September 30, 2016 and 2015 amounted to $0 and $10,222, respectively.

Note 10 – Subsequent Events

On February 1, 2018, the Company issued a convertible debenture for gross proceeds of $35,000. The debenture matures on February 1, 2019. The terms of the debenture require the Company to pay the debenture investor a principal sum of $45,000 with 12% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest trading price during the 30 days prior to the conversion.

On February 1, 2018, the Company issued a convertible debenture in exchange for a reduction in principal payable of $17,000 and interest payable of $3,000 on a convertible debenture that was originally issued on November 5, 2015. The new debenture matures on February 1, 2019. The terms of the debenture require the Company to pay the debenture investor a principal sum of $20,000 with 12% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at a conversion price equal to the lower of $0.0023 per share or fifty percent of the lowest trading price during the 40 days prior to the conversion.

On February 1, 2018, the Company issued a convertible debenture for gross proceeds of $10,000. The debenture matures on August 1, 2018. The terms of the debenture require the Company to pay the debenture investor a principal sum of $15,000 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest trading price during the 30 days prior to the conversion.

One February 22, 2018, the Company issued 415,983 shares of restricted Common Stock for a one-year investor relations contract.

On February 28, 2018, the Company entered into two asset purchase agreements with a non-affiliated individual (the “Seller”), pursuant to which it contemporaneously acquired certain assets which will allow the Company, subject to the Company applying for and being issued the required licenses, to establish a legal medicinal and recreational marijuana grow operation in California. The Company hired the Seller to be the Company’s Chief Operating Officer on March 3, 2018. The assets purchased include a state-of-the-art indoor hydroponics facility, eleven greenhouses, various permits and additional fixtures, equipment and supplies. The purchase price for the assets consisted of 20,000,000 shares of our common stock issued to the Seller and a promissory note that required $15,000,000 in cash payments in installments over a two-year period. In July 2018, the Company and the Seller amended the purchase agreements to reduce the amount of assets purchased and to reduce the promissory note component of the purchase price to $7,000,000. The promissory note will not be issued until the cannabis licenses are acquired by the Company. The 20,000,000 shares of common stock were issued immediately.

On March 1, 2018 the Company issued 15,000,000 shares of restricted Common Stock to its Chief Executive Officer, as payment of $501,000 in accrued compensation.

On March 1, 2018, the Company issued a convertible debenture for gross proceeds of $4,000. The debenture matures on September 1, 2018. The terms of the debenture require the Company to pay the debenture investor a principal sum of $7,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest trading price during the 30 days prior to the conversion.

On March 3, 2018, the Company hired a Chief Operating Officer for a base salary of $42,500 and $49,500 for the periods ending December 31, 2018 and 2019, respectively, payable in Common Stock of the Company at a conversion rate of $0.125 per share.

On April 1, 2018, the Company issued a convertible debenture for gross proceeds of $8,500. The debenture matures on October 1, 2018. The terms of the debenture require the Company to pay the debenture investor a principal sum of $12,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest trading price during the 30 days prior to the conversion.

On April 1, 2018, the Company sold 150,000 shares of its Common Stock for $10,500.

On June 1, 2018, the Company sold 150,000 shares of its Common Stock for $10,500.

On July 2, 2018, the Company sold 160,000 shares of its Common Stock for $4,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

We began operating as a cannabis-delivery operation in California, in fiscal 2017, where we made deliveries to individuals who had a doctor’s prescription for medical marijuana. We stopped our delivery operation activities in fiscal 2018, and entered into an asset purchase agreement that allows us to purchase 11 greenhouses, with equipment fixtures and supplies, and gives us the ability to assume ownership of 15 cannabis licenses in California. The licenses are for indoor cultivation, outdoor cultivation, processing, distribution and non-volatile extraction. Upon issuance of the licenses to our Company, we will issue a $7,000,000 promissory note to the seller. We have already issued 20 million shares of common stock, valued at $796,000 to the seller in conjunction with the purchase. We believe the value of the assets purchase in the three California locations and the 15 licenses is approximately $11 million. We hired the seller of these properties to be our Chief Operating Officer.

In fiscal 2016 our efforts consisted of gold mining operations in Canada. However, those operations have been classified in our financial statements as discontinued operations, as we ceased operations and divested the Canadian subsidiary that was focused on mining.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues, and we may never achieve profitable operations.

Results of Operations

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

General and administrative expenses increased by $56,682 to $70,707 for the three-months ended September 30, 2016 from $14,025 reported in the three-months ended September 30, 2015. The increase is primarily attributable to an accrual for unpaid salary for our Chief Executive Officer of $67,500 in the quarter ended September 30, 2016.

Professional fees increased by $22,927 to $32,545 for the three-months ended September 30, 2016 from $9,618 reported in the three-months ended September 30, 2015. The increase is primarily attributable to legal fees related to our reverse split in September of 2016.

We incurred no consulting fees for the three-months ended September 30, 2016 as compared to $48,733 in consulting fees in the three-months ended September 30, 2015. In fiscal 2016, prior management hired outside consultants, whereas current management did not incur this type of expense.

For the three months ended September 30, 2016 we had a loss on the change in value of derivative liabilities of $57,918, as compared to a loss of $2,164,425 in the three months ended September 30, 2015. In fiscal 2017, the loss was generated by an increase in the market value of the embedded derivative, as compared to the value when the debt originated. In fiscal 2016, the market value of the embedded derivative was significantly higher at September 30, 2015 than the market value when the debt originated.

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of $0 and negative working capital of $1,704,068 as compared to cash and cash equivalents of $0 and negative working capital of $1,525,926 at June 30, 2016.

Net cash used in operating activities amounted to $6,700 and $1,122 in the three-months ended September 30, 2016 and 2015, respectively. The principal use of cash from operating activities in the three-months ended September 30, 2016 was the net loss of $196,290, which was offset by two non-cash items, amortization of debt discounts of $26,984 and a change in the fair market value of derivatives of $57,918. In addition, there was an increase in operating liabilities of approximately $105,000. The principal use of cash from operating activities in the three-months ended September 30, 2015 was the net loss of $2,246,933 which was offset by a non-cash item, a change in the fair market value of derivatives o $2,164,425.

There was no investing activity in the three-months ended September 30, 2016 and 2015

Net cash provided by financing activities aggregated $6,700 in the three-months ended September 30, 2016 were the proceeds of $6,700 in convertible notes payable. There were no financing activities in the three-months ended September 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) / principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the PEO / PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO / PFO, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses in our disclosure controls and procedures consisted of:

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the SEC;

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended September 30, 2016, we issued 72,222 shares of common stock as a debt settlement of $6,500.

Item 3. Defaults Upon Senior Securities.

None, except as described in Note 4 – Principal Financing Arrangements.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Document

31	Certification by the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32	Certification by the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: : October 3, 2018	GOLDEN GLOBAL CORP.

By: /s/ Erik Blum
Erik Blum
Chairman of the Board and Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND

PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Erik Blum, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Golden Global Corp.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financing reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: : October 3, 2018	By:	/s/ Erik Blum
Erik Blum
Principal Executive Officer, Principal Financial Officer Golden Global Corp.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Golden Global Corp. (the “Company”), on Form 10-Q for the quarter ended September 30, 2016, as filed with the U.S. Securities and Exchange Commission on the date hereof, I, Erik Blum, Principal Executive Officer and Principal Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	Such Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in such Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 3, 2018	By:	/s/ Erik Blum
Erik Blum
Principal Executive Officer, Principal Financial Officer Golden Global Corp.

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.