Form 10-Q
period 2016-12-31
GOLDEN GLOBAL CORP.
filed 2018-10-05
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

As of October 4, 2018, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 37,408,293.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLDEN GLOBAL CORP.

Condensed Balance Sheets

	December 31, 2016	June 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Total current assets		—

		—
Total assets	$—	$—

Liabilities and Stockholders’ Deficit

Current liabilities:

Convertible notes payable, net of discount of $1,944 and $22,472 at December 31, and June 30, 2016, respectively	$434,771	$412,243
Accounts payable	78,531	72,832
Related party payable	223,027	88,027
Other current liabilities	127,023	80,359
Derivative liabilities	871,010	872,465
Total current liabilities	1,734,362	1,525,926

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value; 250,000,000 authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, $0.0001 par value; 4,500,000,000 shares authorized; 1,532,785 and 1,460,563 shares issued and outstanding at December 31, and June 30, 2016, respectively	153	146
Capital in excess of par value	1,933,589	1, 915,448
Accumulated deficit	(3,669,104)	(3,442,520)

Total stockholders’ deficit	(1,734,362)	(1,525,926)

Total liabilities and stockholders’ deficit	$—	$—

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.
Condensed Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
		Restated		Restated

Revenues	$—	$—	$—	$—

Costs and expenses:
Professional fees	37,102	18,221	4,557	8,603
Consulting fees	—	347,331	—	298,598
General and administrative	140,698	16,521	69,991	2,496
Total costs and expenses	177,800	382,073	74,548	309,697

Loss from operations	(177,800)	(382,073)	(74,548)	(309,697)

Other income (expense):
Interest expense	(55,105)	(16,956)	(19,985)	(16,956)
Foreign exchange gain	—	5,790		—
Gain on change in value of derivatives	6,321	339,641	64,239	2,504,065
Total other income (expense)	(48,784)	328,475	44,254	2,487,110
Gain (loss) from continuing operations	(226,584)	(53,598)	(30,294)	2,177,413
Gain from discontinued operations	—	19,617	—	29,839
Net loss and comprehensive loss	(226,584)	(33,981)	(30,294)
Preferred shares dividend	—	(5,700)	—
Net income (loss) attributed to common stockholders	$(226,584)	$(39,681)	$(30,294)	$2,207,252

Basic earnings (loss) per share:
Continuing operations	$(0.15)	$(0.18)	$(0.02)	$3.48
Discontinued operations	$0.00	$0.06	$0.00	$0.05
Net loss	$(0.15)	$(0.12)	$(0.02)	$3.53

Diluted earnings (loss) per share:
Continuing operations	$(0.15)	$(0.18)	$(0.02)	$0.45
Discontinued operations	$0.00	$0.06	$0.00	$0.01
Net loss	$(0.15)	$(0.12)	$(0.02)	$0.46
Weighted average number of common shares outstanding:
Basic	1,520,087	388,802	1,532,785	625,307
Diluted	1,520,087	388,802	1,532,785	4,828,187

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.
Condensed Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2016	2015
		Restated

Operating activities
Net loss from continuing operations	$(226,584)	$(53,598)
Income from discontinued operations		19,617
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	280,105
Depreciation	—	4,620
Amortization of debt discount	38,842	—
Change in fair market value of derivatives	(6,321)	(328,354)
Gain on settlement of notes payable	—	(38,477)
Foreign exchange loss	—	8,444
Changes in non-cash working capital balances
Other assets	—	2,230
Accounts payable	5,699	42,856
Accounts payable – related party	135,000	10,112
Other liabilities	46,664	2,626
Cash used in operating activities	(6,700)	(49,819)

Financing activities
Proceeds from convertible note	6,700	48,226
Cash provided by financing activities	6,700	48,226

Decrease in cash and cash equivalents during the period	(0)	(1,593)
Cash and cash equivalents, beginning of the period	—	5,705
Cash and cash equivalents, end of the period	$—	$4,112

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash financing activities
Common stock issued for debt conversion	$18,148	$—
Initial valuation of derivatives	$16,514	$—

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended December 31, 2016, are not necessarily indicative of the results that may be expected for the year ended June 30, 2017. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended June 30, 2016.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of December 31, 2016, had negative working capital of $1,734,362 and a stockholders’ deficit of $1,734,362. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Note 3 – Earnings (Loss) Per Common Share

Earnings (Loss) per share data was computed as follows:

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015
Net income (loss) from continuing operations attributable to common stockholders – basic	$(226,584)	$(53,598)		$(30,294)	$2,177,413
Income from discontinued operations		19,617		—	29,839
Adjustments to net income	—	—		—	16,956
Net income (loss) attributable to common stockholders – diluted	$(226,584)	$(39,681)		$(30,294)	$2,224,208

Weighted average common shares outstanding - basic	1,520,087	338,802		1,532,785	625,307
Effect of dilutive securities	—	—		—	4,202,880
Weighted average common shares outstanding – diluted	1,520,087	338,802		1,532,785	4,828,187

Earnings (loss) from continuing operations, per common share - basic	$(0.15)	$(0.18)		$(0.02)	$3.48
Earnings from discontinued operations, per common share – basic	$—	$0.06		$—	$0.05
Earnings (loss) per common share – basic	$(0.15)	$(0.12)		$(0.02)	$3.53
Earnings (loss) from continuing operations, per common share – diluted	$(0.15)	$(0.18)	$	-(0.02)	$0.45
Earnings from discontinued operations, per common share – diluted	$—	$0.06		$—	$.01
Earnings (loss) per common share – diluted	$(0.15)	$(0.12)		$(0.02)	$0.46

For the six and three-month periods ended December 31, 2016, the Company excluded 8,139,109 shares of common stock issuable upon the exercise of outstanding convertible debt from the calculation of net loss per share because the effect would be anti-dilutive. For the six-month period ended December 31, 2015, the Company excluded 4,202,880 shares of common stock issuable upon the exercise of outstanding convertible debt from the calculation of net loss per share because the effect would be anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016

Convertible debt due to various lenders	$436,715	$434,715
Less: discount on debt	1,944	22,472
Total debt, net of discounts	$434,771	$412,243

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $16,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the note together with interest may be converted into shares of common stock, par value of $0.0001 (“Common Stock”) at the option of the lender at a conversion price equal to thirty five percent at the market price, calculated as the average of the lowest three trading prices during the 10 trading days prior to the conversion. As the note was not repaid on November 10, 2014, a penalty of $5,473 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $14,325 have been recorded and 4,359 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $6,790 were recorded, resulting in the issuance of 10,545 shares of Common Stock. At December 31 and June 30, 2016, the remaining debt balance is $860.

On April 7, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $32,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full and interest on the maturity date of January 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock, at the option of the lender at a conversion price equal to forty one percent at the market price, which is the average of the lowest three trading prices during the 10 days prior to the conversion. The note has matured unpaid. As a result, a penalty of $16,250 has been added to the principal balance of the note. No debt conversions have been recorded, and at December 31 and June 30, 2016, the debt balance remains at $48,750.

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $42,000. This promissory note bears interest at an annual rate of 8%, with a default rate of 16%, which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As the note was not repaid on April 9, 2015, a penalty of $4,240 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $8,810 have been recorded and 2,515 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $21,615 were recorded, resulting in the issuance of 259,010 shares of Common Stock. At December 31 and June 30, 2016, the remaining debt balance is $15,815.

On May 27, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $25,000. These promissory note bears interest at an annual rate of 8% which is to be paid with principal and interest on the maturity date of May 27, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As of June 30, 2016, conversions totaling $2,423 were recorded, resulting in the issuance of 991 shares of Common Stock. At September 30 and June 30, 2016, the remaining debt balance is $22,577.

On February 20, 2015, the Company issued a convertible debenture for the gross proceed of $25,000. The debenture matured on February 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $37,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At December 31 and June 30, 2016 the debt balance is $37,500.

On March 16, 2015, the Company issued a convertible debenture for the gross proceed of $15,000. The debenture matured on March 16, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $22,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At December 31 and June 30, 2016 the debt balance is $22,500.

On August 20, 2015, the Company issued a convertible debenture of $25,000 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on August 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 8% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at the lower of fifty percent of the lowest market price during the 20 days prior to the conversion. As of June 30, 2016, conversions totaling $16,913 have been recorded and 208,269 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at December 31 and June 30, 2016 is $8,087.

On November 5, 2015, the Company issued a convertible debenture for gross proceeds of $30,000. The debenture matured on June 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $40,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. One debt conversion has occurred on August 2, 2016, resulting in the issuance of 72,222 post-reverse shares of common stock to retire $6,500 on debt. The note balance at December 31, 2016 is $33,500 and the balance at June 30, 2016 is $40,000.

On December 2, 2015, the Company issued a convertible debenture for the gross proceeds of $20,000. The debenture matured on June 2, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to thirty percent of the lowest closing price during the 30 days prior to the conversion. No debt conversions have occurred and the note balance at December 31 and June 30, 2016 is $25,000.

On December 3, 2015, the Company issued a convertible debenture of $19,500 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matured on June 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at thirty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,000 have been recorded and 55,556 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at December 31 and June 30, 2016 is $16,500.

On December 3, 2015, the Company issued a convertible debenture of $105,000 as a result of a transfer of the August 1, 2014 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $105,000 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. As of June 30, 2016, conversions totaling $7,500 have been recorded and 83,333 shares of the Company’s Common Stock have been issued as a result of the conversion. The note holder assigned $6,000 of the note to another note holder, and the remaining balance of this note at December 31 and June 30, 2016 is $91,500.

On December 30, 2015, the Company issued a convertible debenture for gross proceeds of $5,000. The debenture matures on June 30, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $7,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. The note balance at December 31 and June 30, 2016 is $7,500.

On December 31, 2015, the Company issued a convertible debenture for gross proceeds of $10,000. The debenture matures on July 1, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $13,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at December 31 and June 30, 2016 is $13,000.

On January 5, 2016, the Company issued a convertible debenture of $19,618 as a result of a transfer of the November 8, 2014 note to a new holder. The debenture matures on July 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,618 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,992 have been recorded and 221,778 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at December 31 and June 30, 2016 is $15,626.

On January 13, 2016, the Company issued a convertible debenture for gross proceeds of $20,000. The debenture matures on January 13, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $26,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at December 31 and June 30, 2016 is $26,000.

On January 19, 2016, the Company issued a convertible debenture for gross proceeds of $2,500. The debenture matures on January 19, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $4,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at December 31 and June 30, 2016 is $4,000.

On February 25, 2016, the Company issued a convertible debenture for gross proceeds of $19,500. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $33,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at December 31 and June 30, 2016 is $33,500.

On February 23, 2016, the Company issued a convertible debenture of $2,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at December 31 and June 30, 2016 is $2,500.

On March 13, 2016, the Company issued a convertible debenture of $3,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $3,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at December 31 and June 30, 2016 is $3,500.

On July 11, 2016, the Company issued a convertible debenture for gross proceeds of $1,200. The debenture matures on January 11 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at December 31, 2016 is $2,500.

On July 20, 2016, the Company issued a convertible debenture for gross proceeds of $5,500. The debenture matures on January 20, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $6,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at December 31, 2016 is $6,000.

The conversion price of the notes issued in is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. For convertible debentures issued in the first six months of fiscal 2017, the Company determined that the aggregate fair value of the conversion features was $16,514 at the issuance dates. Debt discount was recorded up to the $8,500 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $8,014 was expensed immediately as additional interest expense.

For convertible debentures issued in fiscal 2016, the Company determined that the aggregate fair value of the conversion features was $864,674 at the issuance dates. Debt discount was recorded up to the $286,500 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $578,174 was expensed immediately as additional interest expense. A total of $26,984 and $11,858 of debt discount was charged to interest expense in the six and three-month periods ended December 31, 2016.

Accrued interest payable on the convertible notes amounted to $58,832 at December 31, 2016 and $42,589 at June 30, 2016.

Note 5 – Income Taxes

At December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,700,000 that expire in the years 2017 through 2032. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the six-month periods ended December 31, 2016 and 2015, the Company has recorded no income tax expense in either of these six-month periods. Due to the loss for the three-month period ended December 31, 2016 and a non-taxable gain from derivatives in the three-month period ended December 31, 2015, the Company has recorded no income tax expense in either of these three-month periods.

Note 6 – Related Party Transactions

The Company owes its Chief Executive Officer unpaid salary of $223,027 and $88,027 as of December 31 and June 30, 2016, respectively.

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

In the first quarter of fiscal 2017, the Company issued 72,222 shares of common stock to a convertible note holder to retire $6,500 in debt.

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

Debt

At December 31 and June 30, 2016, debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the short and long-term debt.

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The following table presents the amounts of liabilities measured at fair value on a recurring basis as of December 31 and June 30, 2016.

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

	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2016

Derivative liability	$872,465	—	—	$872,465

December 31, 2016

Derivative liabilities	$871,010	—	—	$871,010

The Company has no instruments with significant off balance sheet risk.

Note 9 – Discontinued Operations

On October 7, 2015, title to the Company’s former subsidiary’s placer gold claims for property located in north central British Columbia, were transferred to a third party (the “Lender”) who had loaned the subsidiary $185,000 (the “Loan”). These claims, and all equipment, machinery, vehicles and ancillary buildings to process the claims were used as collateral for the Loan.  The collateral was foreclosed on by the Lender and the assets are no longer owned by the Company. Due to the foreclosure in October 2015, and the Company's discontinuance of the mining operations, the mining business is presented as a discontinued operations in the financial statements for the six-month periods ended December 31, 2015. The income from discontinued operations in the six- and three-month periods ended December 31, 2015 amounted to $19,617 and $29,839, respectively.

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

On February 1, 2018, the Company issued a convertible debenture for gross proceeds of $20,000. The debenture matures on February 1, 2019. The terms of the debenture require the Company to pay the debenture investor a principal sum of $20,000 with 12% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at a conversion price equal to the lower of $0.0023 per share or fifty percent of the lowest trading price during the 40 days prior to the conversion.

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

Results of Operations

For the Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015

General and administrative expenses increased by $124,177 to $140,698 for the six-months ended December 31, 2016 from $16,521 reported in the six-months ended December 31, 2015. The increase is primarily attributable to an accrual for unpaid salary for our Chief Executive Officer of $135,000 in the six months ended December 31, 2016.

Professional fees increased by $18,881 to $37,102 for the six-months ended December 31, 2016 from $18,221 reported in the six-months ended December 31, 2015. The increase is primarily attributable to legal fees related to our reverse split in September of 2016.

We incurred no consulting fees for the six-months ended December 31, 2016 as compared to $347,331 in consulting fees in the six-months ended December 31, 2015. In fiscal 2016, prior management hired outside consultants, whereas new management did not hire outside consultants in the first six months of fiscal 2017.

For the six months ended December 31, 2016 we had a non-cash gain on the change in value of derivative liabilities of $6,321, as compared to a gain of $339,641 in the first six months of fiscal 2016. The gains are due to the lower market value of embedded derivatives in our debt instruments, at the end of the quarter, in comparison with the market value when the debt originated.

For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

General and administrative expenses increased by $67,495 to $69,991 for the three-months ended December 31, 2016 from $2,496 reported in the three-months ended December 31, 2015. The increase is primarily attributable to an accrual for unpaid salary for our Chief Executive Officer of $67,500 in the quarter ended December 31, 2016.

Professional fees decreased by $4,406 to $4,557 for the three-months ended December 31, 2016 from $8,603 reported in the three-months ended December 31, 2015. The decrease is primarily attributable a decrease in legal fees in the second quarter of fiscal 2017.

We incurred no consulting fees for the three-months ended December 31, 2016 as compared to $298,598 in consulting fees in the three-months ended December 31, 2015. In fiscal 2016, prior management hired outside consultants.

For the three months ended December 31, 2016 we had a non-cash gain on the change in value of derivative liabilities of $64,239 as compared to a gain of $2,504,065 in the second quarter of fiscal 2016. The large gain in 2016 was the result of the reversal of a loss in derivative values of $2,164,425 in the first quarter of fiscal 2016.

Liquidity and Capital Resources

At December 31, 2016, we had cash and cash equivalents of $0 and negative working capital of $1,734,362 as compared to cash and cash equivalents of $0 and negative working capital of $1,525,926 at June 30, 2016.

Net cash used in operating activities amounted to $6,700 and $49,819 in the six-months ended December 31, 2016 and 2015, respectively. The principal use of cash from operating activities in the six-months ended December 31, 2016 was the net loss of $226,584, which was offset by two non-cash items, amortization of debt discounts of $38,842 and a decrease in the fair market value of derivatives of $6,321. In addition, there was an increase in operating liabilities of $187,363. The principal use of cash from operating activities in the six-months ended December 31, 2015 was the net loss of $33,981, a gain on the settlement of notes payable of $38,477 and an increase in the market value of derivatives of 328,354, which was offset by share based payments of $280,105 and an increase in operating liabilities of $55,594.

There was no investing activity in the six-months ended December 31, 2016 and 2015

Net cash provided by financing activities aggregated $6,700 and $48,226 in the six-months ended December 31, 2016, respectively, from the proceeds of the sale of convertible notes.

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

None.

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

Date: : October 4, 2018	GOLDEN GLOBAL CORP.

By: /s/ Erik Blum
Erik Blum
Chairman of the Board and Chief Executive Officer