Form 10-K/A
period 2016-06-30
GOLDEN GLOBAL CORP.
filed 2018-10-09
CIK 1502555

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

21573 San Germain Ave Boca Raton, FL 33433
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

Documents Incorporated By Reference: None.

ii

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-K is to correct the Company’s address.

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

Item 1.  Business.

Overview

We were incorporated on December 10, 2009, under the laws of the State of Nevada.  Our executive office is currently located at 21573 San Germain Ave Boca Raton Fl 33433 and out telephone number is (561) 430-5935.

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