Form 10-Q/A
period 2016-09-30
GOLDEN GLOBAL CORP.
filed 2018-10-09
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q is to show restated on the Income Statement and Cash Flow Statement for Three months ended September 30, 2015.

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
		Restated

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
		Restated

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