Form 10-Q
period 2017-03-31
GOLDEN GLOBAL CORP.
filed 2018-10-09
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

As of October 8, 2018, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 37,408,293

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLDEN GLOBAL CORP.

Condensed Balance Sheets

	March 31, 2017	June 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$135	$—
Total current assets		—

		—
Total assets	$135	$—

Liabilities and Stockholders’ Deficit

Current liabilities:

Convertible notes payable, net of discount of $0 at March 31, 2017 and $22,472 at June 30, 2016	$436,715	$412,243
Accounts payable	80,981	72,832
Related party payable	290,527	88,027
Other current liabilities	134,973	80,359
Derivative liabilities	40,383,242	872,465
Total current liabilities	41,326,438	1,525,926

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value; 250,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, $0.0001 par value; 4,500,000,000 shares authorized; 1,532,785 and 1,460,563 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	153	146
Capital in excess of par value	1,933,589	1,915,448
Accumulated deficit	(43,261,045)	(3,442,620)

Total stockholders’ deficit	(41,326,303)	(1,525,926)

Total liabilities and stockholders’ deficit	$135	$—

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.
Condensed Statements of Operations
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
		Restated		Restated

Revenues	$45,338	$—	$45,338	$—
Cost of revenues	23,258	—	23,258	—
Gross profit	22,080	—	22,080	—

Costs and expenses:
Professional fees	37,102	23,056	—	4,467
Consulting fees	—	351,798	—	4,835
General and administrative	232,593	39,760	91,895	23,239
Total costs and expenses	269,695	414,614	91,895	32,541

Loss from operations	(247,615)	(414,614)	(69,815)	(32,541)

Other income (expense):
Interest expense	(64,999)	(40,997)	(9,894)	(24,041)
Foreign exchange gain	—	8,124		2,334
Gain on change in value of derivatives	(39,505,911)	(92,481)	(39,512,232)	(432,122)
Total other income (expense)	(39,570,910)	(125,353)	(39,522,126)	(453,828)
Loss from continuing operations	(39,818,525)	(539,968)	(39,591,941)	(486,370)
Income from discontinued operations	—	21,492	—	1,875
Net loss and comprehensive loss	(39,818,525)	(518,476)	(39,591,941)
Preferred shares dividend	—	(5,700)	—
Net income (loss) attributed to common stockholders	$(39,818,525)	$(524,176)	$(39,591,941)	$(484,495)

Basic and diluted loss per share:
Continuing operations	$(26.19)	$(0.58)	$(25.83)	$(0.52)
Discontinued operations	$0.00	$0.02	$0.00	$0.00
Net loss	$(26.19)	$(0.56)	$(25.83)	$(0.52)

Weighted average number of common shares outstanding:
Basic	1,520,087	837,041	1,532,785	929,907
Diluted	1,520,087	837,041	1,532,785	929,907

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.
Condensed Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
		Restated

Operating activities
Net loss	$(39,818,525)	$(539,968)
Income from discontinued operations		21,492
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	283,383
Depreciation	—	4,909
Gain on settlement of notes payable		(39,920)
Amortization of debt discount	40,786	41,121
Change in fair market value of derivatives	39,505,911	92,761
Foreign exchange loss	—	1,493
Changes in non-cash working capital balances
Other assets	—	(7,780)
Accounts payable	8,149	37,064
Accounts payable – related party	202,500	333
Other liabilities	54,614	2,308
Cash used in operating activities	(6,565)	(102,804)

Financing activities
Proceeds from sale of preferred stock	—	800
Proceeds from sale of common stock	—	4,000
Proceeds from convertible note	6,700	93,194
Cash provided by financing activities	6,700	97,994

Increase (decrease) in cash and cash equivalents during the period	135	(4,809)
Cash and cash equivalents, beginning of the period	—	5,705
Cash and cash equivalents, end of the period	$135	$896

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash financing activities
Common stock issued for debt conversion	$18,148	$—
Initial valuation of derivatives	$16,514	$—

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three-month periods ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended June 30, 2017. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended June 30, 2016.

During the quarter ended March 31, 2017, cannabis-related revenues began, as a result of the Company’s activities to deliver medical marijuana to patients who possessed a valid doctor’s prescription. The Company’s revenues and cost of revenues are derived from the delivery activity to patients that desired home-delivery service.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of March 31, 2017, had negative working capital of $41,326,303 and a stockholders’ deficit of $41,326,303. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Management has determined, based on its recent history and its liquidity issues, that it is not probable that management's plans will sufficiently alleviate or mitigate, to a sufficient level the relevant conditions or events noted above. Accordingly, management of the Company has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year after issuance date of the financial statements.

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

Note 3 – Loss Per Common Share

Loss per share data was computed as follows:

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Loss from continuing operations attributable to common stockholders – basic	$(39,818,525)	$(545,668)	$(39,591,941)	$(486,370)
Income from discontinued operations		21,492	—	1,875
Adjustments to net income	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$(39,818,525)	$(524,176)	$(39,591,941)	$(484,498)

Weighted average common shares outstanding - basic	1,520,087	837,041	1,532,785	929,907
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	1,520,087	837,041	1,532,785	929,907

Loss from continuing operations, per common share - basic and diluted	$(26.19)	$(0.66)	$(25.83)	$(0.52)
Earnings from discontinued operations, per common share – basic and diluted	$—	$0.03	$—	$0.00
Loss per common share – basic and diluted	$(26.19)	$(0.63)	$(25.83)	$(0.52)

For the nine and three-month periods ended March 31, 2017, the Company excluded 1,013,790,769 shares of common stock issuable upon the exercise of outstanding convertible debt from the calculation of net loss per share because the effect would be anti-dilutive. For the nine and three-month periods ended March 31, 2016, the Company excluded 5,300,132 shares of common stock issuable upon the exercise of outstanding convertible debt from the calculation of net loss per share because the effect would be anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016

Convertible debt due to various lenders	$436,715	$434,715
Less: discount on debt	—	22,472
Total debt, net of discounts	$436,715	$412,243

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $16,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the note together with interest may be converted into shares of common stock, par value of $0.0001 (“Common Stock”) at the option of the lender at a conversion price equal to thirty five percent at the market price, calculated as the average of the lowest three trading prices during the 10 trading days prior to the conversion. As the note was not repaid on November 10, 2014, a penalty of $5,473 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $14,325 have been recorded and 4,359 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $6,790 were recorded, resulting in the issuance of 10,545 shares of Common Stock. At March 31, 2017 and June 30, 2016, the remaining debt balance is $860.

On April 7, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $32,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full and interest on the maturity date of January 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock, at the option of the lender at a conversion price equal to forty one percent at the market price, which is the average of the lowest three trading prices during the 10 days prior to the conversion. The note has matured unpaid. As a result, a penalty of $16,250 has been added to the principal balance of the note. No debt conversions have been recorded, and at March 31, 2017 and June 30, 2016, the debt balance remains at $48,750.

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $42,000. This promissory note bears interest at an annual rate of 8%, with a default rate of 16%, which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As the note was not repaid on April 9, 2015, a penalty of $4,240 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $8,810 have been recorded and 2,515 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $21,615 were recorded, resulting in the issuance of 259,010 shares of Common Stock. At March 31, 2017 and June 30, 2016, the remaining debt balance is $15,815.

On May 27, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $25,000. These promissory note bears interest at an annual rate of 8% which is to be paid with principal and interest on the maturity date of May 27, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As of June 30, 2016, conversions totaling $2,423 were recorded, resulting in the issuance of 991 shares of Common Stock. At March 31, 2017 and June 30, 2016, the remaining debt balance is $22,577.

On February 20, 2015, the Company issued a convertible debenture for the gross proceed of $25,000. The debenture matured on February 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $37,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At March 31, 2017 and June 30, 2016 the debt balance is $37,500.

On March 16, 2015, the Company issued a convertible debenture for the gross proceed of $15,000. The debenture matured on March 16, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $22,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At March 31, 2017 and June 30, 2016 the debt balance is $22,500.

On August 20, 2015, the Company issued a convertible debenture of $25,000 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on August 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 8% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at the lower of fifty percent of the lowest market price during the 20 days prior to the conversion. As of June 30, 2016, conversions totaling $16,913 have been recorded and 208,269 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at March 31, 2017 and June 30, 2016 is $8,087.

On November 5, 2015, the Company issued a convertible debenture for gross proceeds of $30,000. The debenture matured on June 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $40,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. One debt conversion has occurred on August 2, 2016, resulting in the issuance of 72,222 shares of common stock to retire $6,500 on debt. The note balance at March 31, 2017 is $33,500 and the balance at June 30, 2016 is $40,000.

On December 2, 2015, the Company issued a convertible debenture for the gross proceeds of $20,000. The debenture matured on June 2, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to thirty percent of the lowest closing price during the 30 days prior to the conversion. No debt conversions have occurred and the note balance at March 31, 2017 and June 30, 2016 is $25,000.

On December 3, 2015, the Company issued a convertible debenture of $19,500 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matured on June 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at thirty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,000 have been recorded and 55,556 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at March 31, 2017 and June 30, 2016 is $16,500.

On December 3, 2015, the Company issued a convertible debenture of $105,000 as a result of a transfer of the August 1, 2014 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $105,000 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. As of June 30, 2016, conversions totaling $7,500 have been recorded and 83,333 shares of the Company’s Common Stock have been issued as a result of the conversion. The note holder assigned $6,000 of the note to another note holder, and the remaining balance of this note at March 31, 2017 and June 30, 2016 is $91,500.

On December 30, 2015, the Company issued a convertible debenture for gross proceeds of $5,000. The debenture matures on June 30, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $7,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. The note balance at March 31, 2017 and June 30, 2016 is $7,500.

On March 31, 2016, the Company issued a convertible debenture for gross proceeds of $10,000. The debenture matures on July 1, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $13,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at March 31, 2017 and June 30, 2016 is $13,000.

On January 5, 2016, the Company issued a convertible debenture of $19,618 as a result of a transfer of the November 8, 2014 note to a new holder. The debenture matures on July 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,618 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,992 have been recorded and 221,778 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at March 31, 2017 and June 30, 2016 is $15,626.

On January 13, 2016, the Company issued a convertible debenture for gross proceeds of $20,000. The debenture matures on January 13, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $26,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at March 31, 2017 and June 30, 2016 is $26,000.

On January 19, 2016, the Company issued a convertible debenture for gross proceeds of $2,500. The debenture matures on January 19, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $4,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at March 31, 2017 and June 30, 2016 is $4,000.

On February 25, 2016, the Company issued a convertible debenture for gross proceeds of $19,500. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $33,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at March 31, 2017 and June 30, 2016 is $33,500

On February 23, 2016, the Company issued a convertible debenture of $2,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at March 31, 2017 and June 30, 2016 is $2,500

On March 13, 2016, the Company issued a convertible debenture of $3,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $3,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at March 31, 2017 and June 30, 2016 is $3,500.

On July 11, 2016, the Company issued a convertible debenture for gross proceeds of $1,200. The debenture matures on January 11 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at March 31, 2017 is $2,500

On July 20, 2016, the Company issued a convertible debenture for gross proceeds of $5,500. The debenture matures on January 20, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $6,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at March 31, 2017 is $6,000

The conversion price of the notes issued in is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. For convertible debentures issued in the first nine months of fiscal 2017, the Company determined that the aggregate fair value of the conversion features was $16,514 at the issuance dates. Debt discount was recorded up to the $8,500 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $8,014 was expensed immediately as additional interest expense.

For convertible debentures issued in fiscal 2016, the Company determined that the aggregate fair value of the conversion features was $864,674 at the issuance dates. Debt discount was recorded up to the $286,500 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $578,174 was expensed immediately as additional interest expense. A total of $30,972 and $1,944 of debt discount was charged to interest expense in the nine and three-month periods ended March 31, 2017.

Accrued interest payable on the convertible notes amounted to $66,782 at March 31, 2017 and $42,589 at June 30, 2016.

Note 5 – Income Taxes

At March 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,700,000 that expire in the years 2017 through 2032. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the nine- and three-month periods ended March 31, 2017 and 2016, the Company has recorded no income tax expense in any of these periods.

Note 6 – Related Party Transactions

The Company owes its Chief Executive Officer and Chairman of the board of directors unpaid salary of $290,527 and $88,027 as of March 31, 2017 and June 30, 2016, respectively.

Note 7 – Stockholders’ Deficit

At the opening of trading on September 16, 2016, we effected a reverse split of our common stock at a ratio of 1:1800. As a result of the reverse stock split, each of our 1,800 pre-split shares of common stock outstanding automatically combined into one new share of common stock without any action on the part of the respective holders, and the number of outstanding shares of our common stock was reduced from approximately 27.6 billion shares to 1,532,785 shares. The reverse stock split also applied to shares of common stock issuable upon the conversion of outstanding notes payable and convertible preferred stock and upon the exercise of outstanding warrants and stock options.

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

Debt

At March 31, 2017 and June 30, 2016, debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the short and long-term debt.

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The following table presents the amounts of liabilities measured at fair value on a recurring basis as of March 31, 2017 and June 30, 2016.

Derivative Liability

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 3 within the fair value of hierarchy. The derivative liabilities are adjusted to their fair market value at the end of each quarter. The calculation of the derivative liability considers the principal amount of convertible debt and includes any potential conversion of accrued interest payable. The embedded derivatives for five of the convertible notes payable, which contain a 40-day lookback period for the determination of the conversion price, were valued at significantly high dollar amounts at March 31, 2017, due to the increase in the market price of the Company’s common stock on March 31, 2017, in comparison to the lowest trading price during the 40-day lookback period. This significant increase in valuation reversed itself in the subsequent fiscal quarter.

	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2016

Derivative liability	$872,465	—	—	$872,465

March 31, 2017

Derivative liabilities	$40,383,242	—	—	$40,383,242

The Company has no instruments with significant off balance sheet risk.

Note 9 – Discontinued Operations

On October 7, 2015, title to the Company’s former subsidiary’s placer gold claims for property located in north central British Columbia, were transferred to a third party (the “Lender”) who had loaned the subsidiary $185,000 (the “Loan”). These claims, and all equipment, machinery, vehicles and ancillary buildings to process the claims were used as collateral for the Loan.  The collateral was foreclosed on by the Lender and the assets are no longer owned by the Company. Due to the foreclosure in October 2015, and the Company's discontinuance of the mining operations, the mining business is presented as a discontinued operations in the financial statements for the nine-month periods ended December 31, 2015. The income from discontinued operations in the nine- and three-month periods ended March 31, 2016 amounted to $21,492 and $1,875, respectively.

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

On February 28, 2018, the Company entered into two asset purchase agreements with a non-affiliated individual, pursuant to which it contemporaneously acquired certain assets which will allow the Company, subject to the Company applying for and being issued the required licenses, to establish a legal medicinal and recreational marijuana grow operation in California. The assets purchased include a state-of-the-art 150 light indoor hydroponics facility, eight greenhouses, ranging in size from 8,800 square feet to 60,000 square feet, various permits and additional fixtures, equipment and supplies. The purchase price for the assets consists of 20,000,000 shares of our common stock issued to the seller and $15,000,000 in cash payable in installments over a two-year period.

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

Results of Operations

For the Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016

We recorded revenues of $45,338 and a gross profit of $22,080 in the nine months ended March 31, 2017, as compared to $0 revenues and gross profit in the nine months ended March 31, 2016. The increase in revenues and gross profit is the result of the operation of our delivery service for medical marijuana in fiscal 2017.

General and administrative expenses increased by $198,373 to $232,593 for the nine-months ended March 31, 2017 from $34,220 reported in the nine-months ended March 31, 2016. The increase is primarily attributable to an accrual for unpaid salary for our Chief Executive Officer of $202,500 in the nine months ended March 31, 2017.

Professional fees increased by $14,046 to $37,102 for the nine-months ended March 31, 2017 from $23,056 reported in the nine-months ended March 31, 2016. The increase is primarily attributable to legal fees related to our reverse split in September of 2016.

We incurred no consulting fees for the nine-months ended March 31, 2017 as compared to $351,798 in consulting fees in the nine-months ended March 31, 2016. In fiscal 2016, prior management hired outside consultants.

For the nine months ended March 31, 2017 we had a non-cash loss on the change in value of derivative liabilities of $39,505,911, as compared to a loss of $92,481 in the first nine months of fiscal 2016. The losses are due to the higher market value of embedded derivatives in our debt instruments, at the end of the quarter, in comparison with the market value when the debt originated.

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

We recorded revenues of $45,338 and a gross profit of $22,080 in the three months ended March 31, 2017, as compared to $0 revenues and gross profit in the three months ended March 31, 2016. The increase in revenues and gross profit is the result of the operation of our delivery service for medical marijuana in fiscal 2017.

General and administrative expenses increased by $68,656 to $91,895 for the three-months ended March 31, 2017 from $23,239 reported in the three-months ended March 31, 2016. The increase is primarily attributable to an accrual for unpaid salary for our Chief Executive Officer of $67,500 in the quarter ended March 31, 2017.

Professional fees decreased by $4,835 to $0 for the three-months ended March 31, 2017 from $4,835 reported in the three-months ended March 31, 2016. The decrease is attributable a decrease in legal fees.

We incurred no consulting fees for the three-months ended March 31, 2017 as compared to $4,467 in consulting fees in the three-months ended March 31, 2016. In fiscal 2017, we have not hired outside consultants, whereas in fiscal 2016, prior management hired outside professionals.

For the three months ended March 31, 2017 we had a non-cash loss on the change in value of derivative liabilities of $39,512,232 as compared to a loss of $432,122 in the three-month period ended March 31, 2016. The losses are due to the higher market value of embedded derivatives in our debt instruments, at the end of the quarter, in comparison with the market value when the debt originated.

Liquidity and Capital Resources

At March 31, 2017, we had cash and cash equivalents of $135 and negative working capital of $41,326,303 as compared to cash and cash equivalents of $0 and negative working capital of $1,525,926 at June 30, 2016.

Net cash used in operating activities amounted to $6,565 and $102,804 in the nine-months ended March 31, 2017 and 2016, respectively. The principal use of cash from operating activities in the nine-months ended March 31, 2017 was the net loss of $39,818,525, which was offset by two non-cash items, amortization of debt discounts of $40,786 and an increase in the fair market value of derivatives of $39,505,911. In addition, there was an increase in operating liabilities of $265,263. The principal use of cash from operating activities in the nine-months ended March 31, 2016 was the net loss of $518,476, which was offset by an increase in the market value of derivatives of 92,761, share based payments of $283,383 and the amortization of debt discount of $41,121.

There was no investing activity in the nine-months ended March 31, 2017 and 2016

Net cash provided by financing activities aggregated $6,700 and $97,994 in the nine-months ended March 31, 2017 and 2016, respectively, from the proceeds of the sale of convertible notes, plus $4,800 from the sale of common and preferred stock in the none months ended March 31, 2016.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have sustained net losses from operations during the last several years, and we have very limited liquidity.  Our operating losses have been funded through the issuance of equity securities and borrowings. Management anticipates that we will be dependent, for the near future, on our ability to obtain additional capital to fund our operating expenses and anticipated growth. The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings.

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

Date: : October 9, 2018	GOLDEN GLOBAL CORP.

By: /s/ Erik Blum
Erik Blum
Chairman of the Board and Chief Executive Officer