Form 10-K
period 2017-06-30
GOLDEN GLOBAL CORP.
filed 2018-10-26
CIK 1502555

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on December 31, 2016, was $273,755.

As of October 24, 2018, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 37,408,768.

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

Item 1.  Business.

Overview

We were incorporated on December 10, 2009, under the laws of the State of Nevada.  Our executive office is currently located at 21573 San Germain Drive , Boca Raton, FL 33433 and out telephone number is (561) 430-5935.

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

On October 7, 2015, title to the Company’s placer gold claims at its McDame property, were forclosed on and transferred to a lender who loaned our company $185,000 (the “Loan”). These claims, and all equipment, machinery, vehicles and ancillary buildings to process the gold claims were used as collateral for the Loan.  Given that the collateral had been foreclosed on and the assets were no longer owned by our Canadian subsidiary, we sold the wholly-owned subsidiary in June 2016. Because of the foreclosure of mining operations and abondonment of that business strategy, we have recorded the business of our former Canadian subsidiary as discontinued operations in our financial statements.

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

After signing a letter of intent to purchase a cannabis-industry company, PR Management LLC (“PR”), during a due diligence period from January 2017 to August 2017, the Company worked alongside PR and performed services that included advertising medical marijuana delivery services, acquiring customers and delivering product to customers. The primary source of the Company’s revenue in fiscal 2017 is from delivery of cannabis and related products to patients with a valid doctor’s prescription for medical marijuana. 100% of the Company’s revenue came as a result of its relationship with PR. Upon completion of its due diligence, the Company elected not to go forward with the acquisition of PR, and revenue generation ceased. In February 2018, the Company entered into a purchase agreement to acquire marijuana cultivation facilities, and it plans to continue its cannabis-related business with grow facilities in San Berdino County, California.

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

Our Business Plan

Our business plan is to expand our product and service offerings to meet the full panoply of requirements for marijuana production, and expand our geographic scope as the criminal proscription of commercial marijuana recedes. Through several industry relationships, we have access to research and development activities and grow operations. We have an agreement to produce a strain of marijuana that a popular retail establishment sells, and they regularly outsource production of their strain, due to the high demand. We anticipate that the greehouses we plan to purchase will be suitable to grow product for this cannabis brand.

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

Government Regulation

Thirty states and the District of Columbia currently have laws legalizing marijuana in some form. Seven states and the District of Columbia have adopted more expansive laws legalizing marijuana for recreational use. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts, and it has been reported that several states are actively considering bills to permit recreational use or to decriminalize the use of marijuana. However, the federal government continues to prohibit cannabis in all its forms as well as its derivatives.

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

Employees

As of October 18, 2018 we have 2 full-time employees.  We are not subject to any collective bargaining agreement and we believe our relationship with our employees is good.  We plan to operate with a small number of employees until our revenues increase further or until we are able to attract additional financing that has money earmarked for sales and marketing expense.

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

We have a nominal amount of cash, balanced against more than $1,900,000 in liabilities. It is unlikely that we can operate, and it is impossible that we can expand current operations, unless we obtain additional capital. We need to be able to borrow or raise additional capital for us to expand our business. If we fail to do so, it is likely that our business will fail and our shareholders will lose most or all of their investment in our company.

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

The long term success of our business will depend on our ability to develop new technologies for the cannabis industry.

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

We may face difficulties related to entry into joint ventures or the future acquisition or integration of additional businesses, which could harm our growth or operating results

Because we have entered into an industry that is rapidly developing, it is crucual to our future success that we keep pace with the growth. Toward that end, we will be aggressively pursuing opportunities to enter into joint venture arrangements with other industry participants or to acquire additional businesses or assets. Any such events will require substantial management time and resources, which may distract from our core operations to their detriment. In addition, acquisitions of existing businesses involve substantial risks, including the risk that we may not be able to integrate the operations, personnel, services, or technologies, the potential disruption of our ongoing businesses, the diversion of management attention, the maximization of financial and strategic opportunities, the difficulty in developing or maintaining controls and procedures, and the dilution to our existing stockholders from the issuance of additional shares of common stock. As a result of these and other risks, we may not produce anticipated revenue, profitability, or synergies.

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

Marijuana remains illegal under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its use and prescription are violations of federal law, which may disrupt the on going business of Golden Global.

Possession and distribution of marijuana remain illegal under federal law.  Marijuana is a schedule-I controlled substance.  Even in those jurisdictions in which the use of medical and recreational marijuana have been legalized at the state level, its possession, prescription or distributions remains a violation of federal law.  The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that the federal government has the right to regulate and criminalize cannabis, even for medical and recreational purposes, notwithstanding state or local de-regulation.  Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for medicinal purposes.  At present, certain states are decriminalizing possession of marijuana, either for medical use or in general. This may be because the Obama administration made a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law.  However, we faced another presidential election cycle in 2016, and the new administration has sent mixed signals about its stance on marijuana use and could introduce a less favorable policy.  A change in the federal attitude towards enforcement could cripple the industry. The legal cannabis industry is our target market, and if this industry is unable to operate, we would lose the majority of our potential clients, which would have a negative impact on our business, operations and financial condition.

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

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period. Such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

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

Several third-party investors currently hold convertible debentures issued by the Company that allow them to convert principal and interest into shares of our common stock at conversion prices that approximate a 30% to 60% discount to the trading price of our common stock. At June 30, 2017, the balance of the convertible debentures outstanding payable to such convertible debenture holders amounted to $436,715. If those debentures were converted in full, the shares that would be issued would far exceed the number of shares of our common stock currently outstanding. When those debentures are converted, the shares that are issued are usually immediately sold by the debenture holders into the public market. These sales, and the anticipation of such sales in the future, exerts a downward pressure on our stock price. When a lender converts the debt into shares of our common stock and resells those shares into the market, the result is often a reduction in the market price of our common stock. Until we are able to replace the convertible debentures with debt or equity financing that does not exert a continuing pressure on the market price of our common stock, the market price will continue to be volatile, and investors in our stock will bear a significant risk of reductions in the market value of our common stock.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our principal executive offices are located at 21573 San Germain Ave, Boca Raton, FL 33433. No rent payment is required as the office rental, telephone and internet services are paid for by our Chief Executive Officer, whose private company shares this office.

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

Quarter ended	High Price	Low Price
1st Quarter 2016	$5.3571	$0.3571
2nd Quarter 2016	$2.3214	$0.1786
3rd Quarter 2016	$0.5357	$0.1786
4th Quarter 2016	$0.1786	$0.1786
1st Quarter 2017	$0.1786	$0.1786
2nd Quarter 2017	$0.1786	$0.1786
3rd Quarter 2017	$0.3600	$0.0010
4th Quarter 2017	$0.0474	$0.0080

Holders

As of October 18, 2018 a total of 37,408,768 shares of the Company’s common stock were outstanding, held by 169 shareholders of record.

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

None

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

Results of Operations

Our loss from operations in the year ended June 30, 2017 increased by $78,021, to $319,990 from $241,969 in the year ended June 30, 2016. The bulk of our operating loss in fiscal 2016 came from $270,000 in officer compensation, $49,580 in professional fees and $41,549 in advertising. These amounts are in excess of $0 in advertising and professional fees in the year ended June 30, 2016 and $136,922 in office and general fees, which included only $88,027 in officer compensation. In addition, the Company recorded $105,047 in stock-based compensation in fiscal 2016, compared to $0 in fiscal 2017.

Interest expense decreased by $919,912 in fiscal 2017 to $73,037, as compared to $992,949 in fiscal 2016. The decrease came from the lack of issuance of convertible debentures infiscal 2017, wheres in fiscal 2016 the Company issued convertible debentures that were recorded at a deep discount to their face value, which resulted in interest charges as the debt discount was amortized over the life of the debt instrument, in addition to interest expense being recorded upon the issuance of the convertible debenture because the derrivative liability associated with the debentures was in excess of the face value of the debentures.

For the year ended June 30, 2016 we had a non-cash gain on the change in value of derivative liabilities of $113,445, as compared to a loss of $32,255 in fiscal 2017. The gain in fiscal 2016 is due to the lower market value of embedded derivatives in our debt instruments, at the end of the fiscal year, in comparison with the market value when the debt originated.

For the year ended June 30, 2016, we recorded a gain on discontinued operations. The gain in fiscal 2016 is the result of the foreclosure on all our Canadian assets by a secured lender. The book value of the foreclosed assets plus the operating expenses of the Canadian subsidiary in fiscal 2016, was less than the amount owed to the secured lender. There was no discontinued operations activity to account for in fiscal 2017.

We recorded a gain of $446,183 on the sale of our former Canadian subsidiary in fiscal 2016, which reflects the negative book value that was eliminated from our financial statements as a result of the sale.

Liquidity and Capital Resources

At June 30, 2017, we had cash and cash equivalents of $1,939 and negative working capital of $1,912,354 as compared to cash and cash equivalents of $0 and negative working capital of $1,525,926 at June 30, 2016.

Net cash used in operating activities aggregated $4,761 for the year ended June 30, 2017 as compared to $121,369 for the year ended June 30, 2016. In fiscal 2017, the use of cash in operations resulted primarily from a net loss of $425,282 offset by the amortization of debt discount of $40,786, a change in the value of derivatives of $32,255 and a net increase in operating liabilities of $347,480. In fiscal 2016, the use of cash in operations resulted primarily from a net loss of $675,290 and a change in the fair market value of derivatives of $113,445, offset by $105,047 in stock-based compensation, $975,389 in amortization of debt discount and an increase in operating liabilities of $11,651.

We financed the cash used in operating activities by obtaining net cash provided by financing activities: $6,700 in fiscal 2016 from the sale of promissory notes, as compared to $117,000 in fiscal 2016, consisting of $107,000 in the sale of promissory notes and 10,000 from the sale of stock.

In fiscal 2016 cash flows provided by investing activities amounted to $1,348, from the sale of a subsidiary as compared to no cash used in investing activities in fiscal 2017.

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

New Accounting Standards

The new accounting pronouncements in Note 1 to our financial statements, which are included in this Report, are incorporated herein by reference thereto.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates in Note 1 to our financial statements, which are included in this Report, are incorporated herein by reference thereto.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 8.  Financial Statements and Supplementary Data.

Our Financial Statements required by this Item are included herein, commencing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

0ur Chief Executive and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive and Chief Financial Officer has concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b) of this report.

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

Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive and Acting Chief Financial officer (our Principal Executive, Financial and Accounting Officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies andprocedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and Directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive and Chief Financial Officer (our Principal Executive, Financial and Accounting officer), conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level in that:

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

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fourth quarter of the fiscal year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our common stock to the Securities and Exchange Commission. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended June 30, 2017  the Reporting Persons complied with all applicable Section 16(a) reporting requirements under the Exchange Act.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Erik Blum(1)	2017	270,000	—	—	—	—	—	—	270,000
Chairman, Chief Executive Officer and Chief Financial Officer	2016	88,027	—	—	—	—	—	—	88,027

Robert Leyne Lee(2)	2017	—	—	—	—	—	—	—	—
President, CEO, CFO, Treasurer, Secretary	2016	22,500	—	—	—	—	—	—	22,500

John Robert Hope(3)	2017	—	—	—	—	—	—	—	—
Mining Consultant, Director, GG MC	2016	45,000	—	—	—	—	—	—	45,000

(1)	Amounts in fiscal 2017 and 2016 are unpaid salary to Mr. Blum. Actual cash payments for salary in 2017 and 2016 amounted to $0. Mr. Blum was appointed our Chairman, Chief Executive Office and Chief Financial officer on March 3, 2106.

(2)	Mr. Lee was appointed as our president, chief executive officer and director on September 12, 2013 and served in such capacity until his resignation on December 22, 2015. Mr. Lee was compensated US$5, 000 per month in company stock for his services. During the 2015 fiscal year Mr. Lee was issued 8,068,182 company stock with a fair value of US$108,182. The difference between the salary and fair value was recorded as share based compensation.

(3)	Since his resignation on September 12, 2013 as our president, chief executive officer and director, Mr. Hope has served as Mining Consultant and Director of our wholly owned subsidiary, Golden Global Mining Corporation. Mr. Lee was compensated US$3,500 per month in company stock for his services. During the 2015 fiscal year Mr. Hope was issued 11,218,182 company stock with a fair value of US$202,682. The difference between the salary and fair value was recorded as share based compensation. He ceased serving as such following the foreclosure on the assets of our mining business on October 7, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding unexercised stock options or equity awards at June 30, 2017.

Stock Option Grants

There were no stock option grants or exercises in fiscal 2016 for Named Executives.

Board of Directors Compensation

We do not currently compensate directors for service on our board of directors

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of October 18, 2018 there were 37,408,293  shares of our common stock issued and outstanding.  Each share of common stock entitles the holder thereof to one vote with respect to each item to be voted on by holders of the shares of common stock. We have 1000 shares of Series A Preferred stock outstanding, held by our Chief Executive Officer, as detailed in the chart below. The Series A Preferred stock controls at least 51% of the Company's voting power, because it has voting rights equal to 4 times the value of the total number of shares of common stock issued and outstanding at the time of voting, including votes attributable to other shareholders who hold preferred stock.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of August 31, 2018, by:

●	Each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of August 31, 2018, pursuant to the exercise of options or restricted stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Shares of Common Stock Beneficially Owned	Number of Shares of Series A Preferred Stock Beneficially Owned (1)	Percent of Shares of Series A Preferred Stock Beneficially Owned
Erik Blum, CEO 2106 Montebello Drive Boca Raton, FL 33433	15,000,000	42.1%	1,000	100%
Ed Dees, COO 840 Almas Avenue Suite C19 Santa Cruz, CA 95060	20,000,000	56.1%
All directors and officers as a group (two individuals)	35,000,000	98.1%

(1)	The ownership of 1,000 shares of Series A gives Mr. Blum 51% voting control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

At June 30, 2017 and 2016, the Company owes its chief executive officer $358,000 and $88,027, respectively, in unpaid salary.

Director Independence

During the year ended June 30, 2017, we did not have any independent directors.

Item 14.  Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by the principal independent accountants for Golden Global Corp. FRUCI & ASSOCIATES II, PLLC for the audit of our annual financial statements for the years ended June 30, 2017 and 2016.

	2017	2016
Audit fees	$15,000	$15,000
Audit related fees
Tax fees
All other fees
Total	$15,000	$15,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Document

3.1	Articles of Incorporation incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on October 5, 2010 under Registration Number 2-34436.

3.2	Certificate of Correction filed with the Nevada Secretary of State on February 19, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 5, 2010).

3.4	Amendment to our articles of incorporation, incorporated by reference to Exhibit 3.01 to our Current report dated September 16, 2016.

Exhibit No.	Document

10.1	Asset Sale and Purchase Agreement by and between Edward G. Dees, Jr. and Golden Global Corp., incorporated by reference to Exhibit 10.1 to our Current report dated March 6, 2018.

10.2	Asset Sale and Purchase Agreement by and between Edward G. Dees, Jr. and Golden Global Corp., incorporated by reference to Exhibit 10.2 to our Current report dated March 6, 2018.

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 13, 2011)

31	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBREL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GLOBAL CORP.

Date: October 24, 2018	By:	/s/ Erik Blum
	Name:	Erik Blum
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Erik Blum	Chief Executive Officer, Chief Financial Officer, ), Chairman of the Board, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer	October 24, 2018
Erik Blum

GOLDEN GLOBAL CORP.

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

AS OF AND FOR THE

YEARS ENDED JUNE 30, 2017 AND 2016

GOLDEN GLOBAL CORP.

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

INDEX TO FINANCIAL STATEMENTS

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders’ Deficit	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 – F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Golden Global Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Global Corp. (“the Company”) as of June 30, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations and believes its current cash resources are insufficient to fund operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017. Spokane, Washington
October 26, 2018

GOLDEN GLOBAL CORP.

BALANCE SHEETS

AS OF JUNE 30, 2017 AND 2016

	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$1,939	$—

Total current assets	1,939	—

Total assets	$1,939	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Convertible notes payable, net of discount of $0 in 2017 and $22,472 in 2016	$436,715	$412,243
Accounts payable	87,659	72,832
Accounts payable and other current liabilities - related party	358,027	88,027
Other current liabilities	143,012	80,359
Derivative liabilities	909,586	872,465
Total current liabilities	1,934,999	1,525,926

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value; 250,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, $0.0001 par value; 4,500,000,000 shares authorized; 1,532,785 and 1,460,563 shares issued and outstanding in 2017 and 2016, respectively	153	146
Capital in excess of par value	1,933,589	1,915,448
Accumulated deficit	(3,867,802)	(3,442,520)

Total stockholders’ deficit	(1,933,060)	(1,525,926)

Total liabilities and stockholders’ deficit	$1,939	$—

See accompanying notes to financial statements.

GOLDEN GLOBAL CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Revenues	$173,447	$—
Cost of revenues	99,794	—
Gross profit	73,653	—

Cost and expenses:
Stock-based compensation	—	105,047
Professional fees	49,580	—
Selling, general and administrative	302,514	136,922
Advertising	41,549	—

Total costs and expenses	393,643	241,969

Loss from operations	(319,990)	(241,969)

Other income (expense):
Interest expense	(73,037)	(992,949)
Gain on sale of subsidiary	—	446,183
Gain (loss) on change in value of derivative liabilities	(32,255)	113,445

Total other income (expense)	(105,292)	(433,321)
Net loss from continuing operations	(425,282)	(675,290)
Income from discontinued operations	—	21,492
Net loss before income taxes	(425,282)	(653,798)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(425,282)	$(653,798)

Basic and diluted loss per share
Continuing operations	$(0.28)	$(0.80)
Discontinued operations	$0.00	$0.02
Net loss	$(0.28)	$(0.78)

Weighted average number of shares outstanding:
Basic	1,520,087	841,798
Diluted	1,520,087	841,798

See accompanying notes to financial statements.

GOLDEN GLOBAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

					Capital		Total
	Common Stock		Preferred Stock		in Excess of	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Deficit	Deficit
Balance, June 30, 2015 (Unaudited)	24,726	$2		$—	$1,228,103	$(2,788,722)	$(1,560,616)
Net loss						(165,830)	(165,830)
Issuance of preferred stock			1,000	1,000			1,000
Common stock issued for services	305,556	31			105,017		105,047
Sale of common stock	50,000	5			8,995		9,000
Issuance of common stock for debt conversions	1,080,281	108			573,333		573,441
Balance, June 30, 2016	1,460, 563	146	1,000	1,000	1,915,448	(3,442,520)	(1,525,926)
Net loss						(425,282)	(404,576)
Issuance of common stock for debt conversions	72,222	7			18,141		18,148
Balance, June 30, 2017	1,532,785	$153	1,000	$1,000	$1,933,589	$(3,867,802)	$(1,933,060)

See accompanying notes to financial statements.

GOLDEN GLOBAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	Year	Year
	Ended	Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities
Net loss – continuing operations	$(425,282)	$(675,290)
Net income – discontinued operations		21,492
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	—	105,047
Amortization of debt discount	40,786	975,389
Gain on sale of subsidiary	—	(446,183)
Change in fair value of derivative liabilities	32,255	(113,445)
Changes in operating assets and liabilities:
Accounts payable	14,827	(151,955)
Accounts payable - related party	270,000	88,057
Other current liabilities	62,653	75,549
Net cash used in operating activities	(4,761)	(121,369)

Cash flows from investing activities
Sale of subsidiary	—	(1,348)
Net cash used in investing activities	—	(1,348)

Cash flows from financing activities
Proceeds from issuance of common stock	—	9,000
Proceeds from issuance of preferred stock	—	1,000
Proceeds from sale of notes	6,700	107,000
Net cash provided by financing activities	6,700	117,000

Net increase (decrease) in cash	1,939	(5,717)

Cash at beginning of the year	—	5,717

Cash at end of the year	$1,939	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash financing transactions:
Fair value of derivative liabilities	$16,514	$946,328
Conversion of liabilities into stock	$18,148	$573,333

See accompanying notes to financial statements.

GOLDEN GLOBAL CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

1. Description of Business and Summary of Accounting Principles

Description of Business

Golden Global Corp. ("the Company"), incorporated in the State of Nevada, USA on December 10, 2009, and its former subsidiary were engaged in the acquisition, exploration and development of precious metal properties. The Company’s subsidiary was Golden Global Mining Corporation which was incorporated in the Province of Alberta, Canada on January 10, 2010. As of June 30, 2015, the Company was an exploration stage company in the process of exploring its mineral properties in British Columbia, Canada. After a secured lender foreclosed on of the assets of Golden Global Mining Corporation in fiscal 2016, the Company sold the subsidiary and changed its focus to the cannabis industry. Cannabis-related revenues began in fiscal 2017, when the Company signed a letter of intent to purchase all the outstanding membership interest units of PR Management LLC (“PR”), which had a contract to deliver medical marijuana to patients who possessed a valid doctor’s prescription. During a due diligence period from January 2017 to August 2017, the Company worked alongside PR and performed services that included advertising, acquiring customers and delivering product to customers. The primary source of the Company’s revenue is from delivery of cannabis and related products to patients with a valid doctor’s prescription for medical marijuana. 100% of the Company’s revenue came as a result of its relationship with PR. Upon completion of its due diligence, the Company elected not to go forward with the acquisition and revenue generation ceased. In February 2018, the Company entered into a purchase agreement to acquire marijuana cultivation facilities, and it plans to continue its cannabis-related business with grow facilities in San Berdino County, California.

Currently, thirty states and the District of Columbia permit some form of whole-plant cannabis use and cultivation either for medical or recreational use. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts, and it has been reported that several states are actively considering bills to permit recreational use or to decriminalize the use of marijuana. However, the federal government continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the federal government and its agencies is that cannabis has no medical benefit, and a range of activities including cultivation and use of cannabis is prohibited. Until Congress amends the CSA or the executive branch deschedules or reschedules cannabis under it, there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair the Company’s revenue and profit, and it could even force the Company to cease operating entirely in the cannabis industry. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during 2017 and 2016.

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

Mining equipment: 3 to 5 years

All of the property and equipment was foreclosed on or sold during fiscal year 2016.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

  Persuasive evidence of an arrangement exists;
  Services have been rendered;
  The fee for the arrangement is fixed or determinable; and
  Collectibility is reasonably assured.

 Customers ordered medical marijuana from a not-for-profit cooperative. The cooperative allowed patients to legally purchase medical marijuana in California. When an order was received, the Company delivered product to the patient, and upon delivery the Company collected the amount due via a credit card or cash payment. No accounts receivable were generated from the sales activity as customers were required to pay at time of delivery. The Company did not record inventory on its books, as the product it delivered was owned by the cooperative.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). This ASU supersedes the previous revenue recognition requirements in ASC Topic 605—Revenue Recognition and most industry-specific guidance throughout the ASC. The core principle within this ASU is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services.

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

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No.2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The amendments will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The Company is in the process of evaluating this guidance.

On June 20, 2018, the FASB expanded the scope of Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation, to include share-based payments to nonemployees for goods and services.The accounting board said the amendments in Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, align the guidance for stock compensation to employees and nonemployees. The amended guidance replaces ASC 505-50, Equity—Equity-Based Payments to Non-Employees.

The amendments in ASU No. 2018-07 apply “to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards,” the FASB said. But the amended guidance does not cover stock compensation that is used to provide financing to the company that issued the shares or stock awards tied to a sale of goods or services as part of a contract accounted for according to ASC 606, Revenue From Contracts With Customers.

The amendments are effective for public companies for fiscal years that begin after Dec. 15, 2018, and the quarterly and other interim periods in those years, the FASB said. Private companies have until their fiscal years that start after Dec. 15, 2019, before applying the changes to annual reports. Private companies can wait until their fiscal years that start after Dec. 15, 2020, before they apply the changes to their reporting periods of less than a year. The accounting board also said the amended guidance can be applied before it becomes effective, but businesses are not permitted to use the guidance in ASU No. 2018-07 before they have implemented ASC 606. We are currently evaluating the effect of the adoption of ASU 2018-07 will have on our results of operations, financial position or cash flows.

In July 2017, the FASB issued ASU 2017-11, "Accounting for Financial Instruments with Down Round Features.” This ASU is intended to reduce the complexity of evaluating certain financial instruments with characteristics of liabilities and equity, specifically ones containing down round features. ASU 2017-11 revises ASC 815-10-15-74 to allow instruments with a down round feature to qualify for equity classification. Under the new guidance, the issuer would recognize the value of the feature only when it is activated and there is an actual reduction of the strike price or conversion feature.  The value of the adjustment is then to be recorded as deemed dividend and a reduction of income available to common stockholders.  The adjustment will impact earnings per share. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018. We do not believe the adoption of ASU 2017-11 will have a material impact on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Discontinued Operations

On October 7, 2015, title to the Company’s former subsidiary’s placer gold claims for property located in north central British Columbia, were transferred to a third party (the “Lender”) who had loaned the subsidiary $185,000 (the “Loan”). These claims, and all equipment, machinery, vehicles and ancillary buildings to process the claims were used as collateral for the Loan.  The collateral was foreclosed on by the Lender and the assets are no longer owned by the Company. Due to the foreclosure in October 2015, and the Company's discontinuance of the mining operations, the mining business is presented as discontinued operations in the financial statements for the year ended June 30, 2016. The carrying value of the assets that were foreclosed on was less than the amount owed to the Lender, and consequently, the Company recorded a income from discontinued operations of $21,492 in the year ended June 30, 2016. Interest expense related to the advances from the Lender, amounting to $4,798 in fiscal 2016 is included as a component of discontinued operations.

2. Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring substantial losses from its continuing operations and as of June 30, 2017 has negative working capital and a stockholder’s deficit of $1,912,174. In addition, the Company is unable to meet its obligations as they become due and sustain its operations.  The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Management has determined, based on its recent history and its liquidity issues, that it is not probable that management’s plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. Accordingly, the management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

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

3. Debt

The following table summarizes components of debt as of June 30, 2017 and 2016:

	2017	2016

Convertible debt due to various lenders	$436,715	$434,715
Less: discount on debt	—	22,472
Total debt, net of discounts	$436,715	$412,243

Convertible debt with a variable conversion rate

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $16,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the note together with interest may be converted into shares of common stock, par value of $0.0001 (“Common Stock”) at the option of the lender at a conversion price equal to thirty five percent at the market price, calculated as the average of the lowest three trading prices during the 10 trading days prior to the conversion. As the note was not repaid on November 10, 2014, a penalty of $5,473 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $14,325 have been recorded and 4,359 shares of the Company’s Common Stock were issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $6,790 were recorded, resulting in the issuance of 10,545 shares of Common Stock. At June 30, 2017 and 2016, the remaining debt balance is $860.

On April 7, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $32,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full and interest on the maturity date of January 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock, at the option of the lender at a conversion price equal to forty one percent at the market price, which is the average of the lowest three trading prices during the 10 days prior to the conversion. The note has matured unpaid. As a result, a penalty of $16,250 has been added to the principal balance of the note. No debt conversions have been recorded, and at June 30, 2017 and 2016, the debt balance remains at $48,750.

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $42,000. This promissory note bears interest at an annual rate of 8%, with a default rate of 16%, which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As the note was not repaid on April 9, 2015, a penalty of $4,240 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $8,810 were recorded and 2,515 shares of the Company’s Common Stock were issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $21,615 were recorded, resulting in the issuance of 259,010 shares of Common Stock. At June 30, 2017 and 2016, the remaining debt balance is $15,815.

On May 27, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $25,000. These promissory note bears interest at an annual rate of 8% which is to be paid with principal and interest on the maturity date of May 27, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. For the year ended June 30, 2016, conversions of $2,423 were recorded, resulting in the issuance of 991 shares of Common Stock. At June 30, 2017 and 2016, the remaining debt balance is $22,577.

On February 20, 2015, the Company issued a convertible debenture for the gross proceed of $25,000. The debenture matured on February 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $37,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At June 30, 2017 and 2016, the debt balance is $37,500.

On March 16, 2015, the Company issued a convertible debenture for the gross proceed of $15,000. The debenture matured on March 16, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $22,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At June 30, 2017 and 2016, the debt balance is $22,500.

On August 20, 2015, the Company issued a convertible debenture of $25,000 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on August 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 8% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at the lower of fifty percent of the lowest market price during the 20 days prior to the conversion. As of June 30, 2016, conversions totaling $16,913 have been recorded and 208,269 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at June 30, 2017 and 2016 is $8,087.

On November 5, 2015, the Company issued a convertible debenture for gross proceeds of $30,000. The debenture matured on June 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $40,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. One debt conversion occurred on August 2, 2016, resulting in the issuance of 72,222 shares of common stock to retire $6,500 on debt. The note balance at June 30, 2017 is $33,500 and the balance at June 30, 2016 was $40,000.

On December 2, 2015, the Company issued a convertible debenture for the gross proceeds of $20,000. The debenture matured on June 2, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to thirty percent of the lowest closing price during the 30 days prior to the conversion. No debt conversions have occurred and the note balance at June 30, 2017 and 2016 is $25,000.

On December 3, 2015, the Company issued a convertible debenture of $19,500 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matured on June 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at thirty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,000 have been recorded and 55,556 shares of the Company’s Common Stock were issued as a result of the conversion. The note balance at June 30, 2017 and 2016 is $16,500.

On December 3, 2015, the Company issued a convertible debenture of $105,000 as a result of a transfer of the August 1, 2014 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $105,000 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. As of June 30, 2016, conversions totaling $7,500 have been recorded and 83,333 shares of the Company’s Common Stock were issued as a result of the conversion. The note holder assigned $6,000 of the note to another note holder, and the remaining balance of this note at June 30, 2017 and 2016 is $91,500.

On December 30, 2015, the Company issued a convertible debenture for gross proceeds of $5,000. The debenture matures on June 30, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $7,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. The note balance at June 30, 2017 and 2016 is $7,500.

On December 31, 2015, the Company issued a convertible debenture for gross proceeds of $10,000. The debenture matures on July 1, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $13,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at June 30, 2017 and 2016 is $13,000.

On January 5, 2016, the Company issued a convertible debenture of $19,618 as a result of a transfer of the November 8, 2014 note to a new holder. The debenture matures on July 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,618 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,992 have been recorded and 221,778 shares of the Company’s Common Stock were issued as a result of the conversion. The note balance at June 30, 2017 and 2016 is $15,626.

On January 13, 2016, the Company issued a convertible debenture for gross proceeds of $20,000. The debenture matures on January 13, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $26,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at June 30, 2017 and 2016 is $26,000.

On January 19, 2016, the Company issued a convertible debenture for gross proceeds of $2,500. The debenture matures on January 19, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $4,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at June 30, 2017 and 2016 is $4,000.

On February 25, 2016, the Company issued a convertible debenture for gross proceeds of $19,500. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $33,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at June 30, 2017 and 2016 is $33,500

On February 23, 2016, the Company issued a convertible debenture of $2,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at June 30, 2017 and 2016 is $2,500

On March 13, 2016, the Company issued a convertible debenture of $3,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $3,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at June 30, 2016 is $3,500.

On July 11, 2016, the Company issued a convertible debenture for gross proceeds of $1,200. The debenture matures on January 11 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at June 30, 2017 is $2,500.

On July 20, 2016, the Company issued a convertible debenture for gross proceeds of $5,500. The debenture matures on January 20, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $6,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at June 30, 2017 is $6,000

The conversion price of the notes issued in is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. For convertible debentures issued in fiscal 2017, the Company determined that the aggregate fair value of the conversion features was $16,514 at the issuance dates. Debt discount was recorded up to the $8,500 face amount of the note and is amortized to interest expense over the term of the note. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $8,014 was expensed immediately as additional interest expense.

For convertible debentures issued in fiscal 2016, the Company determined that the aggregate fair value of the conversion features was $946,328 at the issuance dates. Debt discount was recorded up to the $286,500 face amount of the note and is amortized to interest expense over the term of the note. $264,028 of the initial debt discount was recorded as interest expense in fiscal 2016 and the remaining $22,472 of the initial debt discount was recorded as interest expense in fiscal 2017. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $578,174 was expensed immediately as additional interest expense.

All convertible debentures are in default. A portion of the convertible debentures contain default penalties and default interest rates that go into effect upon receipt of a default notice from the holder. In the instances where a holder has declared a default, in conjunction with the provisions of the individual convertible debenture, the Company has accrued the default interest rate. Accrued interest payable on the convertible notes amounted to $74,821 and $42,589 at June 30, 2017 and 2016, respectively.

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

Convertible debt with a variable conversion feature

In 2017, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 years; (2) a computed volatility rate of 628% (3) a discount rate of 1.00% and (4) zero dividends.  Upon settlement the valuation of this embedded derivative was recorded as change to capital in excess of par value.

In 2016, we estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 0.25 to 0.5 years; (2) a computed volatility rate of 576% (3) a discount rate of 1.00% and (4) zero dividends. Upon settlement the valuation of this embedded derivative was recorded as change to capital in excess of par value.

Activity for embedded derivative instruments during the year ended June 30, 2017 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of	Conversion	Balance at
	June 30,	securities during	derivative	of	June 30,
	2016	the period	liabilities	debt to equity	2017
Derivative derived from variable convertible debt	$872,465	$16,514	$32,255	$(11,648)	$909,586

Activity for embedded derivative instruments during the year ended June 30, 2016 was as follows:

		Initial valuation
		of derivative
		liabilities upon	Change in
	Balance at	issuance of new	fair value of	Conversion	Balance at
	June 30,	securities during	derivative	of	June 30,
	2015	the period	liabilities	debt to equity	2016
Derivative derived from variable convertible debt	$873,180	$946,328	$(113,445)	$(833,598)	$872,465

5.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 4,500,000,000 shares of its common stock, par value $0.0001.

At the opening of trading on September 16, 2016, we effected a reverse split of our common stock at a ratio of 1:1800. As a result of the reverse stock split, each of our 1,800 pre-split shares of common stock outstanding automatically combined into one new share of common stock without any action on the part of the respective holders. All quantities of shares of common stock presented in this report take into consideration the effects of the reverse split.

In fiscal 2017, the Company issued 72,222 shares of common stock for a debt conversion of $6,500.

During the year ended June 30, 2016, the Company issued 1,080,281 shares of Common Stock as a result of the conversion of $85,473 of unsecured promissory notes. See Note 3. The Company also issued 305,556 shares of common stock in exchange for services, valued at $105,047, and sold $50,000 shares of stock for $9,000.

As of June 30, 2017 and 2016, there are no share options or warrants outstanding.

Preferred Stock

There are 1,000 shares of Series A preferred stock outstanding and 250,000,000 shares authorized. The holders of the Series A preferred stock are not entitled to receive any dividends or distributions declared or paid by the Company to the holders of common stock. Notwithstanding the foregoing, dividends or distributions may be declared and paid on the Series A Preferred Stock from funds legally available for such purpose as and when determined by the Board of Directors.

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

(c) Amendment of Rights of Series A Preferred Stock. The Corporation shall not, without the affirmative vote of the holders of at least 66-2/3% of all outstanding shares of the Series A Preferred Stock, amend, alter or repeal any provision of this Certificate of Determination, provided however, that the Corporation may, by any means authorized by law and without any vote of the holders of shares of the Series A Preferred Stock, make technical, corrective, administrative or similar changes in this Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of the Series A Preferred Stock.

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

6.       Income Taxes

The Company has accumulated net operating losses of $1,700,000 for United States federal tax purposes at June 30, 2017 and 2016, respectively, some of which are limited in their utilization pursuant to Section 382 of the Internal Revenue Code, and which may not be available entirely for use in future years.  These losses expired in fiscal years 2032 though 2037.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act makes broad and significantly complex changes to the U.S. corporate income tax system by, among other things; reducing the U.S. federal corporate income tax rate from 35% to 21%, and potentially impacting our net operating loss carryforwards. Given the significant changes resulting from and complexities associated with the Act, the estimated financial impacts for fiscal 2018 are provisional. The ultimate outcome may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Act. Actual impacts on the Company’s net operating loss carryforwards are expected to be finalized after the Company's 2018 U.S. corporate income tax return is filed.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2017 and 2016 were as follows:

	2017	2016

Deferred tax assets, net:
Net operating loss carry forwards	$749,000	$626,000
Other	—	—
Deferred tax asset value	749,000	626,000
Valuation allowance	(749,000)	(626,000)
Net deferred assets	$—	$—

The valuation allowance was increased to $749,000 at June 30, 2017 from the $626,000 amount at June 30, 2016.

The following is a reconciliation of the tax provisions for the years ended June 30, 2017 and 2016 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2017	2016

Statutory federal income tax rate	34.0%	34.0%
Reduction of tax attributes due to discharge of indebtedness	(34.0)	(34.0)

Effective tax rate	—	—

The Company did not have any material unrecognized tax benefits as of June 30, 2017 and 2016. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended June 30, 2017 and 2016.  The Company is subject to United States federal income tax, as well as taxes by various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending June 30, 2013 through 2017.

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

Debt

At June 30, 2017 and 2016, long-term debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the short and long-term debt.

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The following table presents the amounts of liabilities measured at fair value on a recurring basis as of June 30, 2017 and 2016.

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

	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2017

Derivative liability	$909,586	—	—	$909,586

June 30, 2016

Derivative liabilities	$872,465	—	—	$872,465

The Company has no instruments with significant off balance sheet risk.

8.       Commitments and Contingencies

Operating Leases

The Company use facilities at no charge that are provided by the majority owner of the Company. The Company did not record rent expense.

Litigation

The Company may be subject to legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, the amount of ultimate liability, if any, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company.  However, as the outcome of litigation or legal claims is difficult to predict, significant changes in the estimated exposures could occur.

9. Earnings Per Common Share

Basic net income (loss) per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of vested, unrestricted common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed on the basis of the weighted average number of shares of Common Stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include shares issuable upon exercise of outstanding stock options, warrants and convertible debt agreements.

For the years ended June 30, 2017 and 2016, the Company had a series of convertible notes outstanding that could be converted into approximately 120,491,234 and 5,367,000 shares of Common Stock, respectively. These shares are not presented in the loss per common share calculation because the effect of these shares is anti-dilutive.

10. Sale of Subsidiary

On October 7, 2015, title to the Company’s former subsidiary’s placer gold claims for property located in north central British Columbia, were transferred to a third party (the “Lender”) who had loaned the subsidiary $185,000 (the “Loan”). These claims, and all equipment, machinery, vehicles and ancillary buildings to process the claims were used as collateral for the Loan.  The collateral was foreclosed on by the Lender and the assets are no longer owned by the Company. On June 1, 2016, the subsidiary was sold to a third-party entity and the Company recognized a net gain of $446,183 as a result of the sale. Due to the foreclosure in October 2015, and the Company's discontinuance of the mining operations, the mining business is presented as discontinued operations in the financial statements for the years ended June 30, 2016 and 2015. The carrying value of the assets that were foreclosed on was less than the amount owed to the Lender, and consequently, the Company recorded income from discontinued operations of $21,492 in the year ended June 30, 2016.

11. Related Party Transactions

At June 30, 2017 and 2016, the Company owes its chief executive officer unpaid salary of $358,027 and $88,027, respectively.

12. Subsequent Events

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

On April 1, 2018, the Company sold 150,000 shares of its Common Stock for $10,500.

On June 1, 2018, the Company sold 150,000 shares of its Common Stock for $10,500.

On July 2, 2018, the Company sold 160,000 shares of its Common Stock for $4,000.

On September 11, 2018, the Securities and Exchange Commission (the “SEC”) issued an order of suspension of trading of the common stock of the Company because of a lack of current and accurate information concerning the securities of the Company. The Company has been in contact with the SEC to lift the suspension. The filing of this Annual Report on Form 10-K and the subsequent filings of four quarterly reports on Form 10-Q and an Annual Report on Form 10-K for the year ended June 30, 2018 would satisfy the delinquency. The Company is making efforts to be current with its filings and to have the suspension order removed.