Form 10-Q
period 2017-09-30
GOLDEN GLOBAL CORP.
filed 2018-11-09
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Yes ☒ No ☐

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

 As of November 6, 2018, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 37,408,768.

PART I

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLDEN GLOBAL CORP.

Condensed Balance Sheets

	September 30,2017	June 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$1,939
Total current assets	—	1,939

Total assets	$—	$1,939

Liabilities and Stockholders’ Deficit

Current liabilities:

Convertible notes payable	$436,715	$436,715
Accounts payable	91,295	87,659
Related party payable	425,527	358,027
Other current liabilities	151,139	143,012
Derivative liabilities	3,934,863	909,586
Total current liabilities	5,039,539	1,934,999

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value; 250,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, $0.0001 par value; 4,500,000,000 shares authorized; 1,532,785 shares issued and outstanding at September 30 and June 30, 2017	153	153
Capital in excess of par value	1,933,589	1,933,589
Accumulated deficit	(6,974,281)	(3,867,802)

Total stockholders’ deficit	(5,039,539)	(1,933,060)

Total liabilities and stockholders’ deficit	$—	$1,939

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30, 2017	September 30, 2016

Revenues	$70,211	$—
Cost of revenues	42,345	—
Gross profit	27,866	—

Costs and expenses:
Professional fees	3,000	32,545
Consulting fees	7,026	—
Advertising	12,067
General and administrative	78,848	70,707
Total costs and expenses	100,941	103,252

Loss from operations	(73,075)	(103,252)

Other income (expense):
Interest expense	(8,127)	(35,120)
Gain on change in value of derivatives	(3,025,277)	(57,918)
Total other income (expense)	(3,033,404)	(196,290)
Provision for income taxes	—	—
Net income (loss)	$(3,106,479)	$(196,290)

Basic and diluted loss per share:	$(2.03)	$(0.13)

Weighted average number of common shares outstanding:
Basic	1,532,785	1,507,388
Diluted	1,532,785	1,507,388

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.
Condensed Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2017	2016

Operating activities
Net loss	$(3,106,479)	$(196,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	26,984
Change in fair market value of derivatives	3,025,277	57,918
Changes in non-cash working capital balances
Accounts payable	3,636	3,207
Accounts payable – related party	67,500	67,500
Other liabilities	8,127	33,981
Cash used in operating activities	(1,939)	(6,700)

Increase (decrease) in cash and cash equivalents during the period	(1,939)	(6,700)
Cash and cash equivalents, beginning of the period	1,939	6,700
Cash and cash equivalents, end of the period	$—	$—

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash financing activities
Common stock issued for debt conversion	$—	$18,148
Initial valuation of derivatives	$—	$16,514

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ended June 30, 2018. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended June 30, 2017.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of September 30, 2017, had negative working capital of $5,039,539 and a stockholders’ deficit of $5,039,539. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

The Company may not be able to raise enough additional debt, equity or other cash on acceptable terms, if at all. Failure to generate sufficient revenues, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down its operations.

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

Management has determined, based on its recent history and its liquidity issues that it is not probable that management’s plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. Accordingly, the management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

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

Note 3 – Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:

	Three Months Ended Sept. 30, 2017	Three Months Ended Sept. 30, 2016

Net loss attributable to shareholders	$(3,106,479)	$(196,290)

Weighted average common shares outstanding	1,532,785	1,507,388
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	1,532,785	1,507,388

Loss per common share - basic	$(2.03)	$(0.13)
Income (Loss) per common share – diluted	$(2.03)	$(0.13)

For the three-month periods ended September 30, 2017 and 2016 the Company excluded approximately 800,383,090 and 8,139,000 shares of common stock, respectively, issuable upon the exercise of outstanding convertible debt from the calculation of net loss per share because the effect would be anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of September 30, 2017 and June 30, 2017:

	Sept. 30, 2017	June 30, 2017

Convertible debt due to various lenders	$436,715	$436,715
Less: discount on debt	—	—
Total debt, net of discounts	$436,715	$436,715

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

As the note was not repaid on November 10, 2014, a penalty of $5,473 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $14,325 have been recorded and 4,359 post reverse-split shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $6,790 were recorded, resulting in the issuance of 10,545 post reverse-split shares of Common Stock. At September 30 and June 30, 2017, the remaining debt balance is $860.

On April 7, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $32,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full and interest on the maturity date of January 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock, at the option of the lender at a conversion price equal to forty one percent at the market price, which is the average of the lowest three trading prices during the 10 days prior to the conversion. The note has matured unpaid. As a result, a penalty of $16,250 has been added to the principal balance of the note. No debt conversions have been recorded, and at September 30 and June 30, 2017, the debt balance remains at $48,750.

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $42,000. This promissory note bears interest at an annual rate of 8%, with a default rate of 16%, which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As the note was not repaid on April 9, 2015, a penalty of $4,240 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $8,810 have been recorded and 2,515 post reverse-split shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $21,615 were recorded, resulting in the issuance of 259,010 post reverse-split shares of Common Stock. At September 30 and June 30, 2017, the remaining debt balance is $15,815.

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

On February 20, 2015, the Company issued a convertible debenture for the gross proceed of $25,000. The debenture matured on February 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $37,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At September 30 and June 30, 2017 the debt balance is $37,500.

On March 16, 2015, the Company issued a convertible debenture for the gross proceed of $15,000. The debenture matured on March 16, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $22,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At September 30 and June 30, 2017 the debt balance is $22,500.

On August 20, 2015, the Company issued a convertible debenture of $25,000 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on August 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 8% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at the lower of fifty percent of the lowest market price during the 20 days prior to the conversion. As of June 30, 2016, conversions totaling $16,913 have been recorded and 208,269 post reverse-split shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at September 30 and June 30, 2017 is $8,087.

On November 5, 2015, the Company issued a convertible debenture for gross proceeds of $30,000. The debenture matured on June 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $40,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. One debt conversion has occurred on August 2, 2016, resulting in the issuance of 72,222 post-reverse shares of common stock to retire $6,500 on debt. The note balance at September 30, 2017 and June 30, 2017 is $33,500.

On December 2, 2015, the Company issued a convertible debenture for the gross proceeds of $20,000. The debenture matured on June 2, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to thirty percent of the lowest closing price during the 30 days prior to the conversion. No debt conversions have occurred and the note balance at September 30 and June 30, 2017 is $25,000.

On December 3, 2015, the Company issued a convertible debenture of $19,500 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matured on June 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at thirty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,000 have been recorded and 100,000,000 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at September 30 and June 30, 2017 is $16,500.

On December 3, 2015, the Company issued a convertible debenture of $105,000 as a result of a transfer of the August 1, 2014 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $105,000 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. As of June 30, 2016, conversions totaling $7,500 have been recorded and 150,000,000 shares of the Company’s Common Stock have been issued as a result of the conversion. The note holder assigned $6,000 of the note to another note holder, and the remaining balance of this note at September 30 and June 30, 2017 is $91,500.

On December 30, 2015, the Company issued a convertible debenture for gross proceeds of $5,000. The debenture matures on June 30, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $7,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. The note balance at September 30 and June 30, 2017 is $7,500.

On December 31, 2015, the Company issued a convertible debenture for gross proceeds of $10,000. The debenture matures on July 1, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $13,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at September 30 and June 30, 2017 is $13,000.

On January 5, 2016, the Company issued a convertible debenture of $19,618 as a result of a transfer of the November 8, 2014 note to a new holder. The debenture matures on July 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,618 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,992 have been recorded and 399,200,000 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at September 30 and June 30, 2017 is $15,626.

On January 13, 2016, the Company issued a convertible debenture for gross proceeds of $20,000. The debenture matures on January 13, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $26,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at September 30 and June 30, 2017 is $26,000.

On January 19, 2016, the Company issued a convertible debenture for gross proceeds of $2,500. The debenture matures on January 19, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $4,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at September 30 and June 30, 2017 is $4,000.

On February 25, 2016, the Company issued a convertible debenture for gross proceeds of $19,500. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $33,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at September 30 and June 30, 2017 is $33,500

On February 23, 2016, the Company issued a convertible debenture of $2,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at September 30 and June 30, 2017 is $2,500

On March 13, 2016, the Company issued a convertible debenture of $3,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $3,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at September 30 and June 30, 2017 is $3,500.

On July 11, 2016, the Company issued a convertible debenture for gross proceeds of $1,200. The debenture matures on January 11 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at September 30, 2017 and June 30, 2017 is $2,500.

On July 20, 2016, the Company issued a convertible debenture for gross proceeds of $5,500. The debenture matures on January 20, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $6,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at September 30, 2017 and June 30, 2017 is $6,000.

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

No convertible debentures were issued in the three months ended September 30, 2017.

All convertible debentures are in default. A portion of the convertible debentures contain default penalties and default interest rates that go into effect upon receipt of a default notice from the holder. In the instances where a holder has declared a default, in conjunction with the provisions of the individual convertible debenture, the Company has accrued the default interest rate. Accrued interest payable on the convertible notes amounted to $82,948 at September 30, 2017 and $74,821 at June 30, 2017.

Note 5 – Income Taxes

At September 30, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,700,000 that expire in the years 2017 through 2032. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the three-month periods ended September 30, 2017 and 2016, the Company has recorded no income tax expense in either of these three-month periods.

Note 6 – Related Party Transactions

The Company owes its Chief Executive Officer and Chairman of the board of directors unpaid salary of $425,527 and $358,027 as of September 30 and June 30, 2017, respectively..

Note 7 – Stockholders’ Deficit

The Company is authorized to issue 4,500,000,000 shares of its common stock, par value $0.0001. The Company is authorized to issue 250,000,000 shares of preferred stock, par value $1.00

In the first quarter of fiscal 2017, the Company issued 72,222 shares of common stock to a convertible note holder to retire $6,500 in debt. No shares of common stock were issued in the first quarter of fiscal 2018.

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

Debt

At September 30 and June 30, 2017, debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the short and long-term debt.

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The following table presents the amounts of liabilities measured at fair value on a recurring basis as of September 30 and June 30, 2017.

Derivative Liability

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 3 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2017

Derivative liability	$3,934,863	—	—	$3,934,863

June 30, 2017

Derivative liabilities	$909,586	—	—	$909,586

The Company has no instruments with significant off balance sheet risk.

Note 9 – Subsequent Events

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

On April 1, 2018, the Company sold 150,000 shares of its Common Stock for $10,500.

On June 1, 2018, the Company sold 150,000 shares of its Common Stock for $10,500.

On July 2, 2018, the Company sold 160,000 shares of its Common Stock for $4,000.

On September 11, 2018, the Securities and Exchange Commission (the “SEC”) issued an order of suspension of trading of the common stock of the Company because of a lack of current and accurate information concerning the securities of the Company. The Company has been in contact with the SEC to lift the suspension. The filing of this Quarterly Report on Form 10-Q and the subsequent filings of three quarterly reports on Form 10-Q and an Annual Report on Form 10-K for the year ended June 30, 2018 would satisfy the delinquency. The Company is making efforts to be current with its filings and to have the suspension order removed.

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

Overview

We began operating as a cannabis-delivery operation in California, in fiscal 2017, by making deliveries to individuals who had a doctor’s prescription for medical marijuana. We stopped our delivery operation activities in fiscal 2018, and entered into an asset purchase agreement that allows us to purchase 11 greenhouses, with equipment fixtures and supplies, and gives us the ability to assume ownership of 15 cannabis licenses in California. The licenses are for indoor cultivation, outdoor cultivation, processing, distribution and non-volatile extraction. Upon issuance of the licenses to our Company, we will issue a $7,000,000 promissory note to the seller. We have already issued 20 million shares of common stock, valued at $796,000 to the seller in conjunction with the purchase. We believe the value of the assets purchased in the three California locations and the 15 licenses is approximately $11 million. We hired the seller of these properties to be our Chief Operating Officer.

We initially entered the cannabis industry when the Company signed a letter of intent to purchase all the outstanding membership interest units of PR Management LLC (“PR”), which had a contract to deliver medical marijuana to patients who possessed a valid doctor’s prescription. During a due diligence period from January 2017 to August 2017, the Company worked alongside PR and performed services that included advertising, acquiring customers and delivering product to customers. The primary source of the Company’s revenue is from delivery of cannabis and related products to patients with a valid doctor’s prescription for medical marijuana. 100% of the Company’s revenue came as a result of its relationship with PR. Upon completion of its due diligence in August 2017, the Company elected not to go forward with the acquisition of PR and revenue generation ceased. In February 2018, the Company entered into a purchase agreement noted above to acquire marijuana cultivation facilities, and it plans to continue its cannabis-related business with grow facilities in San Berdino County, California.

Currently, thirty states and the District of Columbia permit some form of whole-plant cannabis use and cultivation either for medical or recreational use. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts, and it has been reported that several states are actively considering bills to permit recreational use or to decriminalize the use of marijuana. However, the federal government continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the federal government and its agencies is that cannabis has no medical benefit, and a range of activities including cultivation and use of cannabis is prohibited. Until Congress amends the CSA or the executive branch reschedules cannabis under it, there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair the Company’s revenue and profit, and it could even force the Company to cease operating entirely in the cannabis industry. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues, and we may never achieve profitable operations.

Results of Operations

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue increased by $70,211, to $70,211 for the three-months ended September 30, 2017 from $0 reported in the three-months ended September 30, 2016. The increase is attributable to operations of our cannabis-delivery business during the three-months ended September 30, 2017.

Cost of goods sold increased by $42,345, to $42,345 for the three-months ended September 30, 2017 from $0 reported in the three-months ended September 30, 2016. The increase is attributable to operations of our cannabis-delivery business during the three-months ended September 30, 2017.

General and administrative expenses increased by $8,141, to $78,848 for the three-months ended September 30, 2017 from $70,707 reported in the three-months ended September 30, 2016. The increase is primarily attributable to operating expenses in fiscal 2018 for our cannabis-delivery operation.

Consulting fees increased by $7,026, to $7,026 for the three-months ended September 30, 2017 from $0 reported in the three-months ended September 30, 2016. The increase is attributable to operating expenses in fiscal 2018 for our cannabis-delivery operation.

Professional fees decreased by $29,545 to $3,000 for the three-months ended September 30, 2017 from $32,545 reported in the three-months ended September 30, 2016. The decrease is primarily attributable to legal fees related to our reverse split in September of 2016.

We incurred no advertising fees for the three-months ended September 30, 2016 as compared to $12,067 in advertising fees in the three-months ended September 30, 2017. The increase is attributable to operating expenses in fiscal 2018 for our cannabis-delivery operation.

For the three months ended September 30, 2017 and 2016, we had a non-cash loss on the change in value of derivative liabilities of $3,025,277 and $57,918, respectively. The losses are due to the higher market value of embedded derivatives in our debt instruments, at the end of each quarter, in comparison with the market value when the debt originated. In fiscal 2017, the market value of the embedded derivative was significantly higher at September 30, 2017 than the market value when the debt originated.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of $0 and negative working capital of $5,039,539 as compared to cash and cash equivalents of $1,939 and negative working capital of $1,933,060 at June 30, 2017.

Net cash used in operating activities amounted to $1,939 and $6,700 in the three-months ended September 30, 2017 and 2016, respectively. The principal use of cash from operating activities in the three-months ended September 30, 2017 was the net loss of $3,106,479, which was offset by an increase in the fair market value of derivatives of $3,025,277. In addition, there was an increase in operating liabilities of $79,263. The principal use of cash from operating activities in the three-months ended September 30, 2016 was the net loss of $196,290 which was offset by two non-cash items, amortization of debt discounts of $26,984 and a change in the fair market value of derivatives of $57,918. In addition, there was an increase in operating liabilities of approximately $105,000.

There was no investing activity in the three-months ended September 30, 2017 and 2016.

Net cash provided by financing activities aggregated $6,700 in the three-months ended September 30, 2016 were the proceeds of $6,700 in convertible notes payable. There were no financing activities in the three-months ended September 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None, except as described in Note 4 – Principal Financing Arrangements.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Document

31	Certification by the Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32	Certification by the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Rule 13a-14(b) Certification)
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: : November 6, 2018	GOLDEN GLOBAL CORP.

By: /s/ Erik Blum
Erik Blum
Chairman of the Board and Chief Executive Officer