Form 10-Q
period 2017-12-31
GOLDEN GLOBAL CORP.
filed 2018-11-13
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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

 As of November 13, 2018, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 37,408,768.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLDEN GLOBAL CORP.

Condensed Balance Sheets

	December 31,2017	June 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$1,939
Total current assets	—	1,939

Total assets	$—	$1,939

Liabilities and Stockholders’ Deficit

Current liabilities:

Convertible notes payable	$436,715	$436,715
Accounts payable	94,913	87,659
Related party payable	493,027	358,027
Other current liabilities	159,265	143,012
Derivative liabilities	3,164,731	909,586
Total current liabilities	4,348,651	1,934,999

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value; 250,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, $0.0001 par value; 4,500,000,000 shares authorized; 1,532,785 shares issued and outstanding at December 31, 2017 and June 30, 2017	153	153
Capital in excess of par value	1,933,589	1,933,589
Accumulated deficit	(6,283,393)	(3,867,802)

Total stockholders’ deficit	(4,348,651)	(1,933,060)

Total liabilities and stockholders’ deficit	$—	$1,939

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.
Condensed Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Revenues	$70,211	$—	$—	$—
Cost of goods sold	42,345	—	—	—
Gross profit	27,866	—

Professional fees	6,000	37,102	3,000	4,557
Consulting fees	7,026	—	—	—
Advertising	12,067	—	—
General and administrative	146,966	140,698	68,118	69,991
Total costs and expenses	172,059	177,800	71,118	74,548

Loss from operations	(144,193)	(177,800)	(71,118)	(74,548)

Other income (expense):
Interest expense	(16,253)	(55,105)	(8,126)	(19,985)
Gain on change in value of derivatives	(2,255,145)	6,321	770,132	64,239
Total other income (expense)	(2,271,398)	(48,784)	762,006	44,254
Income (loss) before taxes	(2,415,591)	(226,584)	690,888	(30,294)
Provision for income taxes	—	—	—	—
Net income (loss)	$(2,415,591)	$(226,584)	$690,888	$(30,294)

Earnings (loss) per share – basic	$(1.58)	$(0.15)	$0.45	$(0.02)
Earnings (loss) per share – diluted	$(1.58)	$(0.15)	$0.00	$(0.02)

Weighted average number of common shares outstanding:
Basic	1,532,785	1,520,087	1,532,785	1,532,785
Diluted	1,532,785	1,520,087	147,733,440	1,532,785

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.
Condensed Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2017	2016

Operating activities
Net loss	$(2,415,591)	$(226,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	38,842
Change in fair market value of derivatives	2,255,145	(6,321)
Changes in non-cash working capital balances
Accounts payable	7,254	5,699
Accounts payable – related party	135,000	135,000
Other liabilities	16,253	46,664
Cash used in operating activities	(1,939)	(6,700)

Financing activities
Proceeds from convertible note	-	6,700
Cash provided by financing activities	-	6,700

Decrease in cash and cash equivalents during the period	(1,939)	(0)
Cash and cash equivalents, beginning of the period	1,939	-
Cash and cash equivalents, end of the period	$-	$-

Cash paid for:
Interest	$-	$-
Income taxes	$	$-
Non-cash financing activities
Common stock issued for debt conversion	$-	$18,148
Initial valuation of derivatives	$-	$16,514

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended December 31, 2017, are not necessarily indicative of the results that may be expected for the year ended June 30, 2018. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended June 30, 2017.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of December 31, 2017, had negative working capital of $4,348,651 and a stockholders’ deficit of $4,348,651. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Note 3 – Earnings (Loss) Per Common Share

Earnings (loss) per share data was computed as follows:

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Net income (loss) – basic	$(2,415,591)	$(226,584)	$690,888	$(30,294)
Adjustments to net income	—	—	8,126	—
Net income (loss) – diluted	$(2,415,591)	$(226,584)	$699,014	$(30,294)

Weighted average common shares outstanding - basic	1,532,785	1,520,087	1,532,785	1,532,785
Effect of dilutive securities	—	—	146,200,655	—
Weighted average common shares outstanding – diluted	1,532,785	1,520,087	147,733,440	1,532,785

Earnings (loss) per common share - basic	$(1.58)	$(0.15)	$0.45	$(0.02)
Earnings (loss) per common share – diluted	$(1.58)	$(0.15)	$0.00	$(0.02)

For the six-month period ended December 31, 2017, the Company excluded 146,200,655 shares of common stock issuable upon the exercise of outstanding convertible debt from the calculation of net loss per share because the effect would be anti-dilutive. For the six- and three-month periods ended December 31, 2016, the Company excluded 8,639,109 shares of common stock issuable upon the exercise of outstanding convertible debt from the calculation of net loss per share because the effect would be anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017

Convertible debt due to various lenders	$436,715	$436,715
Less: discount on debt	-	-
Total debt, net of discounts	$436,715	$436,715

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $16,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the note together with interest may be converted into shares of common stock, par value of $0.0001 (“Common Stock”) at the option of the lender at a conversion price equal to thirty five percent at the market price, calculated as the average of the lowest three trading prices during the 10 trading days prior to the conversion. As the note was not repaid on November 10, 2014, a penalty of $5,473 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $14,325 have been recorded and 4,359 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $6,790 were recorded, resulting in the issuance of 10,545 shares of Common Stock. At December 31 and June 30, 2017, the remaining debt balance is $860.

On April 7, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $32,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full and interest on the maturity date of January 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock, at the option of the lender at a conversion price equal to forty one percent at the market price, which is the average of the lowest three trading prices during the 10 days prior to the conversion. The note has matured unpaid. As a result, a penalty of $16,250 has been added to the principal balance of the note. No debt conversions have been recorded, and at December 31 and June 30, 2017, the debt balance remains at $48,750.

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $42,000. This promissory note bears interest at an annual rate of 8%, with a default rate of 16%, which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As the note was not repaid on April 9, 2015, a penalty of $4,240 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $8,810 have been recorded and 2,515 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $21,615 were recorded, resulting in the issuance of 259,010 shares of Common Stock. At December 31 and June 30, 2017, the remaining debt balance is $15,815.

On May 27, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $25,000. These promissory note bears interest at an annual rate of 8% which is to be paid with principal and interest on the maturity date of May 27, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As of June 30, 2016, conversions totaling $2,423 were recorded, resulting in the issuance of 991 shares of Common Stock. At September 30 and June 30, 2017, the remaining debt balance is $22,577.

On February 20, 2015, the Company issued a convertible debenture for the gross proceed of $25,000. The debenture matured on February 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $37,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At December 31 and June 30, 2017 the debt balance is $37,500.

On March 16, 2015, the Company issued a convertible debenture for the gross proceed of $15,000. The debenture matured on March 16, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $22,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At December 31 and June 30, 2017 the debt balance is $22,500.

On August 20, 2015, the Company issued a convertible debenture of $25,000 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on August 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 8% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at the lower of fifty percent of the lowest market price during the 20 days prior to the conversion. As of June 30, 2016, conversions totaling $16,913 have been recorded and 208,269 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at December 31 and June 30, 2017 is $8,087.

On November 5, 2015, the Company issued a convertible debenture for gross proceeds of $30,000. The debenture matured on June 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $40,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. One debt conversion occurred on August 2, 2016, resulting in the issuance of 72,222 shares of common stock to retire $6,500 on debt. The note balance at December 31 and June 30, 2017 is $33,500.

On December 2, 2015, the Company issued a convertible debenture for the gross proceeds of $20,000. The debenture matured on June 2, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to thirty percent of the lowest closing price during the 30 days prior to the conversion. No debt conversions have occurred and the note balance at December 31 and June 30, 2017 is $25,000.

On December 3, 2015, the Company issued a convertible debenture of $19,500 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matured on June 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at thirty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,000 have been recorded and 55,556 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at December 31 and June 30, 2017 is $16,500.

On December 3, 2015, the Company issued a convertible debenture of $105,000 as a result of a transfer of the August 1, 2014 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $105,000 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. As of June 30, 2016, conversions totaling $7,500 have been recorded and 83,333 shares of the Company’s Common Stock have been issued as a result of the conversion. The note holder assigned $6,000 of the note to another note holder, and the remaining balance of this note at December 31 and June 30, 2017 is $91,500.

On December 30, 2015, the Company issued a convertible debenture for gross proceeds of $5,000. The debenture matures on June 30, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $7,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. The note balance at December 31 and June 30, 2017 is $7,500.

On December 31, 2015, the Company issued a convertible debenture for gross proceeds of $10,000. The debenture matures on July 1, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $13,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at December 31 and June 30, 2017 is $13,000.

On January 5, 2016, the Company issued a convertible debenture of $19,618 as a result of a transfer of the November 8, 2014 note to a new holder. The debenture matures on July 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,618 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,992 have been recorded and 221,778 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at December 31 and June 30, 2017 is $15,626.

On January 13, 2016, the Company issued a convertible debenture for gross proceeds of $20,000. The debenture matures on January 13, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $26,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at December 31 and June 30, 2017 is $26,000.

On January 19, 2016, the Company issued a convertible debenture for gross proceeds of $2,500. The debenture matures on January 19, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $4,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at December 31 and June 30, 2017 is $4,000.

On February 25, 2016, the Company issued a convertible debenture for gross proceeds of $19,500. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $33,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at December 31 and June 30, 2017 is $33,500.

On February 23, 2016, the Company issued a convertible debenture of $2,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at December 31 and June 30, 2017 is $2,500.

On March 13, 2016, the Company issued a convertible debenture of $3,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $3,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at December 31 and June 30, 2017 is $3,500.

On July 11, 2016, the Company issued a convertible debenture for gross proceeds of $1,200. The debenture matures on January 11 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at December 31 and June 30, 2017 is $2,500.

On July 20, 2016, the Company issued a convertible debenture for gross proceeds of $5,500. The debenture matures on January 20, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $6,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at December 31 and June 30, 2016 is $6,000.

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

No convertible debentures were issued in the six months ended December 31, 2017.

All convertible debentures are in default. A portion of the convertible debentures contain default penalties and default interest rates that go into effect upon receipt of a default notice from the holder. In the instances where a holder has declared a default, in conjunction with the provisions of the individual convertible debenture, the Company has accrued the default interest rate. Accrued interest payable on the convertible notes amounted to $91,074 at December 31, 2017 and $74,821 at June 30, 2017.

Note 5 – Income Taxes

At December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,700,000 that expire in the years 2017 through 2032. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the six-month periods ended December 31, 2017 and 2016, the Company has recorded no income tax expense in either of these six-month periods. Due to the loss for the three-month period ended December 31, 2016 and a non-taxable gain from derivatives in the three-month period ended December 31, 2017, the Company has recorded no income tax expense in either of these three-month periods.

Note 6 – Related Party Transactions

The Company owes its Chief Executive Officer unpaid salary of $493,027 and $358,027 as of December 31 and June 30, 2017, respectively. Unpaid salary is recorded as a general and administrative expense and amounted to $135,000 for the six months ended December 31, 2017 and 2016 and $67,500 for the three months ended December 31, 2017 and 2016.

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

The Company is authorized to issue 4,500,000,000 shares of its common stock, par value $0.0001. The Company is authorized to issue 250,000,000 shares of preferred stock, par value $1.00

No shares of common stock were issued in the six months ended December 31, 2017. In the six-month period ended December 31, 2016, the Company issued 72,222 shares of restricted common stock to a convertible note holder to retire $6,500 in debt.

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

Debt

At December 31 and June 30, 2017, debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the short and long-term debt.

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The following table presents the amounts of liabilities measured at fair value on a recurring basis as of December 31 and June 30, 2017.

Derivative Liability

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 3 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

December 31, 2017

Derivative liability	$3,164,731	—	—	$3,164,731

June 30, 2017

Derivative liabilities	$909,586	—	—	$909,586

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

On April 1, 2018, the Company sold 150,000 shares of its Common Stock for $10,500.

On June 1, 2018, the Company sold 150,000 shares of its Common Stock for $10,500.

On July 2, 2018, the Company sold 160,000 shares of its Common Stock for $4,000.

On September 11, 2018, the Securities and Exchange Commission (the “SEC”) issued an order of suspension of trading of the common stock of the Company because of a lack of current and accurate information concerning the securities of the Company. The Company has been in contact with the SEC to lift the suspension. The filing of this Quarterly Report on Form 10-Q and the subsequent filings of two quarterly reports on Form 10-Q and an Annual Report on Form 10-K for the year ended June 30, 2018 would satisfy the delinquency. The Company is making efforts to be current with its filings and to have the suspension order removed.

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

Results of Operations

For the Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016

Revenue increased by $70,211, to $70,211 for the six months ended December 31, 2017 from $0 reported in the six months ended September 30, 2016. The increase is attributable to operations of our cannabis-delivery business during fiscal 2018. This revenue only occurred in the first three months of our fiscal year as our delivery operations have ceased.

Cost of goods sold increased by $42,345, to $42,345 for the six months ended September 30, 2017 from $0 reported in the six months ended September 30, 2016. The increase is attributable to operations of our cannabis-delivery business during fiscal 2018.

General and administrative expenses increased by $6,268 to $146,966 for the six months ended December 31, 2017 from $140,698 reported in the six months ended December 31, 2016. The increase is primarily attributable to operating expenses in fiscal 2018 for our cannabis-delivery operation.

Professional fees decreased by $31,102 to $6,000 for the six-months ended December 31, 2017 from $37,102 reported in the six-months ended December 31, 2016. The decrease is primarily attributable to legal fees related to our reverse split in September of 2016.

We incurred no consulting fees for the six-months ended December 31, 2016 as compared to $7,026 in consulting fees in the six-months ended December 31, 2017. The increase is attributable to operations of our cannabis-delivery business during fiscal 2018.

For the six months ended December 31, 2016 we had a non-cash gain on the change in value of derivative liabilities of $6,321, as compared to a loss of $2,255,145 in the six months ended December 31, 2017. The gain was due to the lower market value of embedded derivatives in our debt instruments, at the end of the quarter, in comparison with the market value when the debt originated, and the loss was a result of the market value of the embedded derivative being significantly higher at December 31, 2017 than the market value when the debt originated

For the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

The Company generated no revenue and no cost of good sold during the three-month periods ended December 31, 2017 and 2016.

General and administrative expenses decreased by $1,873 to $68,118 for the three-months ended December 31, 2017 from $69,991 reported in the three-months ended December 31, 2016. The decrease is attributable to slightly lower spending in the quarter ended December 31, 2017.

Professional fees decreased by $1,557 to $3,000 for the three-months ended December 31, 2017 from $4,557 reported in the three-months ended December 31, 2016. The decrease is attributable to a decrease in legal fees.

For the three months ended December 31, 2016 we had a non-cash gain on the change in value of derivative liabilities of $64,239 as compared to a gain of $770,132 in the three months ended December 31, 2017. The large gain in 2017 was the result of the market value of the embedded derivative being significantly higher at December 31, 2017 than the market value when the debt originated.

Liquidity and Capital Resources

At December 31, 2017, we had cash and cash equivalents of $0 and negative working capital of $4,348,651 as compared to cash and cash equivalents of $1,939 and negative working capital of $1,933,060 at June 30, 2017.

Net cash used in operating activities amounted to $1,939 and $6,700 in the six-months ended December 31, 2017 and 2016, respectively. The principal use of cash from operating activities in the six-months ended December 31, 2017 was the net loss of $2,415,591, which was offset by and an increase in the market value of derivatives of 2,255,145 and an increase in operating liabilities of $158,507. The principal use of cash from operating activities in the six-months ended December 31, 2016 was the net loss of $226,584, which was offset by two non-cash items, amortization of debt discounts of $38,842 and a decrease in the fair market value of derivatives of $6,321. In addition, there was an increase in operating liabilities of $187,363.

There was no investing activity in the six-months ended December 31, 2017 and 2016.

Net cash provided by financing activities aggregated $0 and $6,700 in the six-months ended December 31, 2017 and 2016, respectively. The proceeds came from the sale of convertible notes.

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

Date: : November 13, 2018	GOLDEN GLOBAL CORP.

By: /s/ Erik Blum
Erik Blum
Chairman of the Board and Chief Executive Officer