Form 10-Q
period 2018-03-31
GOLDEN GLOBAL CORP.
filed 2018-12-12
CIK 1502555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of November 19, 2018, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 37,408,768.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLDEN GLOBAL CORP.

Condensed Balance Sheets

	March 31, 2018	June 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$278	$1,939
Prepaid expenses	15,773	—
Total current assets	16,051	1,939

Fixed assets	668,000	—
Total assets	$684,051	$1,939

Liabilities and Stockholders’ Deficit

Current liabilities:

Convertible notes payable, net of discount of $73,564 at March 31, 2018 and $0 at June 30, 2017	$433,651	$436,715
Accounts payable	92,446	87,659
Related party payable	68,558	358,027
Other current liabilities	165,496	143,012
Derivative liabilities	5,673,049	909,586
Total current liabilities	6,433,200	1,934,999

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $1.00 par value; 250,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Common stock, $0.0001 par value; 4,500,000,000 shares authorized; 36,948,768 and 1,532,785 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	3,695	153
Capital in excess of par value	3,242,586	1,933,589
Accumulated deficit	(8,996,430)	(3,867,802)
Total stockholders’ deficit	(5,749,149)	(1,933,060)

Total liabilities and stockholders’ deficit	$684,051	$1,939

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.
Condensed Statements of Operations
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Revenues	$70,211	$45,338	$—	$45,338
Cost of revenues	42,345	23,258	—	23,258
Gross profit	27,866	22,080	—	22,080

Costs and expenses:
Professional fees	14,000	37,102	8,000	—
Consulting fees	17,875	—	10,849	—
Advertising	12,067	—	—	—
Stock-based compensation	866	—	866	—
General and administrative	250,902	232,593	103,936	91,895
Total costs and expenses	295,710	269,695	123,651	91,895

Loss from operations	(267,844)	(247,615)	(123,651)	(69,815)

Other income (expense):
Interest expense	(595,595)	(64,999)	(579,342)	(9,894)
Loss on change in value of derivatives	(4,265,189)	(39,505,911)	(2,010,044)	(39,512,232)
Total other income (expense)	(4,860,784)	(39,570,910)	(2,589,386)	(39,522,126)
Net loss before taxes	(5,128,628)	(39,818,525)	(2,713,037)	(39,591,941)
Provision for income taxes	—	—	—	—
Net loss	$(5,128,628)	$(39,818,525)	$(2,713,037)	$(39,591,941)

Basic and diluted loss per share	$(0.92)	$(26.19)	$(0.20)	$(25.83)

Weighted average number of common shares outstanding:
Basic and diluted	5,552,753	1,520,087	13,592,689	1,532,785

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.
Condensed Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2018	2017

Operating activities
Net loss	$(5,128,628)	$(39,818,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	866	—
Financing costs	570,110	40,786
Change in fair market value of derivatives	4,265,189	39,505,911
Changes in non-cash working capital balances
Accounts payable	4,787	8,149
Accounts payable – related party	211,531	202,500
Other liabilities	25,484	54,614
Cash used in operating activities	(50,661)	(6,565)

Financing activities
Proceeds from convertible note	49,000	6,700
Cash provided by financing activities	49,000	6,700

Increase (decrease) in cash and cash equivalents during the period	(1,661)	135
Cash and cash equivalents, beginning of the period	1,939	—
Cash and cash equivalents, end of the period	$278	$—

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash financing activities
Common stock issued for asset purchase	$668,000	$—
Common stock issued for related-party payable	$501,000	$—
Common stock issued for marketing contract	$16,639	$—
Common stock issued for debt conversion	$—	$18,148
Initial valuation of derivatives	$458,083	$16,514

See Accompanying Notes to the Financial Statements

GOLDEN GLOBAL CORP.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three-month periods ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ended June 30, 2018. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended June 30, 2017.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of March 31, 2018, had negative working capital of $6,417,149 and a stockholders’ deficit of $5,749,149. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Note 3 – Earnings (Loss) Per Common Share

Loss per share data was computed as follows:

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss - basic	$(5,128,628)	$(39,818,525)	$(2,713,037)	$(39,591,941)
Adjustments to net loss	—	—	—	—
Net loss – diluted	$(5,128,628)	$(39,818,525)	$(2,713,037)	$(39,591,941)

Weighted average common shares outstanding - basic	5,552,753	1,520,087	13,592,689	1,532,785
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	5,552,753	1,520,087	13,592,689	1,532,785

Loss per common share – basic	$(0.92)	$(26.19)	$(0.20)	$(25.83)
Loss per common share – diluted	$(0.92)	$(26.19)	$(0.20)	$(25.83)

For the nine and three-month period ended March 31, 2018, the Company excluded 42,155,073 shares of common stock issuable upon the exercise of outstanding convertible debt from the calculation of net loss per share because the effect would be anti-dilutive. For the nine and three-month periods ended March 31, 2017, the Company excluded 1,013,790,769 shares of common stock issuable upon the exercise of outstanding convertible debt from the calculation of net loss per share because the effect would be anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017

Convertible debt due to various lenders	$507,215	$436,715
Less: discount on debt	73,564	—
Total debt, net of discounts	$433,651	$436,715

On February 6, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $16,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full on the maturity date of November 10, 2014. The principal amount of the note together with interest may be converted into shares of common stock, par value of $0.0001 (“Common Stock”) at the option of the lender at a conversion price equal to thirty five percent at the market price, calculated as the average of the lowest three trading prices during the 10 trading days prior to the conversion. As the note was not repaid on November 10, 2014, a penalty of $5,473 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $14,325 have been recorded and 4,359 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $6,790 were recorded, resulting in the issuance of 10,545 shares of Common Stock. At March 31, 2018 and June 30, 2017, the remaining debt balance is $860.

On April 7, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $32,500. This promissory note bears interest at an annual rate of 8%, and a default rate of 18%, which was to be paid with principal in full and interest on the maturity date of January 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock, at the option of the lender at a conversion price equal to forty one percent at the market price, which is the average of the lowest three trading prices during the 10 days prior to the conversion. The note has matured unpaid. As a result, a penalty of $16,250 has been added to the principal balance of the note. No debt conversions have been recorded, and at March 31, 2018 and June 30, 2017, the debt balance remains at $48,750.

On April 9, 2014, the Company entered into a securities purchase agreement to issue an unsecured convertible promissory note with a principal amount of $42,000. This promissory note bears interest at an annual rate of 8%, with a default rate of 16%, which is to be paid with principal in full on the maturity date of April 9, 2015. The principal amount of the note together with interest may be converted into shares of Common Stock at the option of the lender at a conversion price equal to fifty percent of the lowest closing price bid during the 18 days prior to the conversion. As the note was not repaid on April 9, 2015, a penalty of $4,240 has been added to the principal balance of the note. As of June 30, 2015, conversions totaling $8,810 have been recorded and 2,515 shares of the Company’s Common Stock have been issued as a result of the conversion. For the year ended June 30, 2016, additional conversions of $21,615 were recorded, resulting in the issuance of 259,010 shares of Common Stock. At March 31, 2018 and June 30, 2017, the remaining debt balance is $15,815.

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

On February 20, 2015, the Company issued a convertible debenture for the gross proceed of $25,000. The debenture matured on February 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $37,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At March 31, 2018 and June 30, 2017 the debt balance is $37,500.

On March 16, 2015, the Company issued a convertible debenture for the gross proceed of $15,000. The debenture matured on March 16, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $22,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 20 days prior to the conversion. At March 31, 2018 and June 30, 2017 the debt balance is $22,500.

On August 20, 2015, the Company issued a convertible debenture of $25,000 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matures on August 20, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 8% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at the lower of fifty percent of the lowest market price during the 20 days prior to the conversion. As of June 30, 2016, conversions totaling $16,913 have been recorded and 208,269 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at March 31, 2018 and June 30, 2017 is $8,087.

On November 5, 2015, the Company issued a convertible debenture for gross proceeds of $30,000. The debenture matured on June 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $40,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. One debt conversion occurred on August 2, 2016, resulting in the issuance of 72,222 shares of common stock to retire $6,500 on debt. On February 1, 2018, $17,000 in principal and $3,000 in accrued interest payable was assigned to a third party. The note balance was $16,500 at March 31, 2018 and $33,500 at June 30, 2017.

On December 2, 2015, the Company issued a convertible debenture for the gross proceeds of $20,000. The debenture matured on June 2, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to thirty percent of the lowest closing price during the 30 days prior to the conversion. No debt conversions have occurred and the note balance at March 31, 2018 and June 30, 2017 is $25,000.

On December 3, 2015, the Company issued a convertible debenture of $19,500 as a result of a partial transfer of the August 1, 2014 note to a new holder. The debenture matured on June 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at thirty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,000 have been recorded and 55,556 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at March 31, 2018 and June 30, 2017 is $16,500.

On December 3, 2015, the Company issued a convertible debenture of $105,000 as a result of a transfer of the August 1, 2014 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $105,000 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. As of June 30, 2016, conversions totaling $7,500 have been recorded and 83,333 shares of the Company’s Common Stock have been issued as a result of the conversion. The note holder assigned $6,000 of the note to another note holder, and the remaining balance of this note at March 31, 2018 and June 30, 2017 is $91,500.

On December 30, 2015, the Company issued a convertible debenture for gross proceeds of $5,000. The debenture matures on June 30, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $7,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 40 days prior to the conversion. The note balance at March 31, 2018 and June 30, 2017 is $7,500.

On December 31, 2015, the Company issued a convertible debenture for gross proceeds of $10,000. The debenture matures on July 1, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $13,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at March 31, 2018 and June 30, 2017 is $13,000.

On January 5, 2016, the Company issued a convertible debenture of $19,618 as a result of a transfer of the November 8, 2014 note to a new holder. The debenture matures on July 5, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $19,618 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 30 days prior to the conversion. As of June 30, 2016, conversions totaling $3,992 have been recorded and 221,778 shares of the Company’s Common Stock have been issued as a result of the conversion. The note balance at March 31, 2018 and June 30, 2017 is $15,626.

On January 13, 2016, the Company issued a convertible debenture for gross proceeds of $20,000. The debenture matures on January 13, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $26,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at March 31, 2018 and June 30, 2017 is $26,000.

On January 19, 2016, the Company issued a convertible debenture for gross proceeds of $2,500. The debenture matures on January 19, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $4,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to forty-five percent of the lowest closing price during the 30 days prior to the conversion. The note balance at March 31, 2018 and June 30, 2017 is $4,000.

On February 25, 2016, the Company issued a convertible debenture for gross proceeds of $19,500. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $33,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at March 31, 2018 and June 30, 2017 is $33,500.

On February 23, 2016, the Company issued a convertible debenture of $2,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at March 31, 2018 and June 30, 2017 is $2,500.

On March 13, 2016, the Company issued a convertible debenture of $3,500 as a result of a partial transfer of the December 3, 2015 note to a new holder. The debenture matures on July 3, 2016. The terms of the debenture require the Company to pay the debenture investor a principal sum of $3,500 with 5% annual interest upon maturity. The principal amount of the note together with interest may be converted into shares of Common Stock at fifty percent of the lowest market price during the 40 days prior to the conversion. The note balance at March 31, 2018 and June 30, 2017 is $3,500.

On July 11, 2016, the Company issued a convertible debenture for gross proceeds of $1,200. The debenture matures on January 11 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $2,500 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at March 31, 2018 and June 30, 2017 is $2,500.

On July 20, 2016, the Company issued a convertible debenture for gross proceeds of $5,500. The debenture matures on January 20, 2017. The terms of the debenture require the Company to pay the debenture investor a principal sum of $6,000 with 5% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest closing price during the 30 days prior to the conversion. The note balance at March 31, 2018 and June 30, 2016 is $6,000.

On February 1, 2018, the Company issued a convertible debenture for gross proceeds of $35,000. The debenture matures on February 1, 2019. The terms of the debenture require the Company to pay the debenture investor a principal sum of $45,000 with 12% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest trading price during the 30 days prior to the conversion. The note balance at March 31, 2018 is $45,000.

On February 1, 2018, the Company issued a convertible debenture for gross proceeds of $10,000. The debenture matures on August 1, 2018. The terms of the debenture require the Company to pay the debenture investor a principal sum of $15,000 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest trading price during the 30 days prior to the conversion. The note balance at March 31, 2018 is $15,000.

On February 1, 2018, the Company issued a convertible debenture in exchange for a reduction in principal payable of $17,000 and interest payable of $3,000 on a convertible debenture that was originally issued on November 5, 2015. The new debenture matures on February 1, 2019. The terms of the debenture require the Company to pay the debenture investor a principal sum of $20,000 with 12% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock at a conversion price equal to the lower of $0.0023 per share or fifty percent of the lowest trading price during the 40 days prior to the conversion. The note balance at March 31, 2018 is $20,000.

On March 1, 2018, the Company issued a convertible debenture for gross proceeds of $4,000. The debenture matures on September 1, 2018. The terms of the debenture require the Company to pay the debenture investor a principal sum of $7,500 with 8% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest trading price during the 30 days prior to the conversion. The note balance at March 31, 2018 is $7,500.

The conversion price of the notes issued in is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The fair value of the notes was recognized as a derivative instrument at the issuance date and is measured at fair value at each reporting period. For convertible debentures issued in the first nine months of fiscal 2018, the Company determined that the aggregate fair value of the conversion features was $558,083 at the issuance dates. Debt discount was recorded up to the $100,000 face amount of the notes and is amortized to interest expense over the term of the notes. The fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $458,083 was expensed immediately as additional interest expense.

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

All convertible debentures, except for those issued in the current fiscal quarter, are in default. A portion of the convertible debentures contain default penalties and default interest rates that go into effect upon receipt of a default notice from the holder. In the instances where a holder has declared a default, in conjunction with the provisions of the individual convertible debenture, the Company has accrued the default interest rate. Accrued interest payable on the convertible notes amounted to $97,305 at March 31, 2018 and $74,821 at June 30, 2017.

Note 5 – Income Taxes

At March 31, 2018, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,700,000 that expire in the years 2017 through 2032. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the nine-month and three-month periods ended March 31, 2018 and 2017, the Company has recorded no income tax expense in either of these nine and three-month periods. ..

Note 6 – Related Party Transactions

The Company owes its Chief Executive Officer unpaid salary of $64,631 and $358,027 as of March 31, 2018 and June 30, 2017, respectively. On March 1, 2018, the Company issued 15 million shares of its common stock to its Chief Executive Officer in exchange for a reduction of $501,000 in payables to the Chief Executive Officer. The common stock was valued at its market price on the date of issuance and no gain or loss was recognized as a result of the transaction.

The Company owes its Chief Operating Officer unpaid salary of $3,927 and $0 as of March 31, 2018 and June 30, 2017, respectively

Note 7 – Stockholders’ Deficit

At the opening of trading on September 16, 2016, the Company effected a reverse split of its common stock at a ratio of 1:1800. As a result of the reverse stock split, each of the Company’s 1,800 pre-split shares of common stock outstanding automatically combined into one new share of common stock without any action on the part of the respective holders, and the number of outstanding shares of common stock was reduced from approximately 27.6 billion shares to 1,532,785 shares. The reverse stock split also applied to shares of common stock issuable upon the conversion of outstanding convertible securities.

The Company is authorized to issue 4,500,000,000 shares of its common stock, par value $0.0001. The Company is authorized to issue 250,000,000 shares of preferred stock, par value $1.00

In the third quarter of fiscal 2018, the Company issued 415,983 shares of common stock for a one-year consulting and marketing agreement (the “Consulting Agreement”) with a third party. The shares were valued at $16,639. This issuance has resulted in stock compensation expense of $866 in the nine- and three- month periods ended March 31, 2018, and a prepaid expense balance of $15,773 at March 31, 2018. The Consulting Agreement also includes a commitment for the Company to issue additional shares of common stock, if needed, so that the third party owns 1% of the outstanding shares of common stock on the one-year anniversary date of the Consulting Agreement, in March 2019.

On February 28, 2018, the Company entered into two asset purchase agreements with a non-affiliated individual (the “Seller”), pursuant to which it contemporaneously acquired certain assets which will allow the Company, subject to the Company applying for and being issued the required licenses, to establish a legal medicinal and recreational marijuana grow operation in California. The Company hired the Seller to be the Company’s Chief Operating Officer on March 3, 2018. The assets purchased include a state-of-the-art indoor hydroponics facility, eleven greenhouses, various permits and additional fixtures, equipment and supplies. The purchase price for the assets consisted of 20,000,000 shares of our common stock issued to the Seller and $15,000,000 in cash payable in installments over a two-year period. The common stock was issued on March 1, 2018, and valued at $0.0334 per share. The assets purchased are recorded on the balance sheet as $668,000 in fixed assets, and the fixed assets have not yet been placed in service. In July 2018, the Company and the Seller amended the purchase agreements to reduce the amount of assets purchased and to reduce the promissory note component of the purchase price to $7,000,000. The promissory note will not be issued until the cannabis licenses are acquired by the Company. The 20,000,000 shares of common stock were issued immediately.

In the first quarter of fiscal 2017, the Company issued 72,222 shares of stock to a convertible note holder to retire $6,500 in debt.

In conjunction with the issuance of a $45,000 convertible debenture on February 1, 2018, the Company also issued a three-year warrant with an exercise price of $0.01 per share. Based upon a Black Scholes model valuation of the warrant, with a risk-free interest rate of 1%, volatility of 848% and a stock price of $0.0282 on the date of issuance, the warrant was recorded as additional interest expense and paid-in capital of $126,900.

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

Debt

At March 31, 2018 and June 30, 2017, debt was carried at its face value plus accrued interest due to the fact that the debt is fully callable by the lender.    Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of the short and long-term debt.

Liabilities Measured and Recognized at Fair Value on a Recurring Basis

The following table presents the amounts of liabilities measured at fair value on a recurring basis as of March 31, 2018 and June 30, 2017.

Derivative Liability

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 3 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2018

Derivative liability	$5,673,049	—	—	$5,673,049

June 30, 2017

Derivative liabilities	$909,586	—	—	$909,586

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

On September 26, 2018, the Company issued a convertible debenture for gross proceeds of $20,000. The debenture matures on September 26, 2019. The terms of the debenture require the Company to pay the debenture investor a principal sum of $25,000 with 12% annual interest upon maturity. The principal amount of the debenture together with interest may be converted into shares of Common Stock equal to fifty percent of the lowest trading price during the 30 days prior to the conversion. In conjunction with the debenture, the Company also issued a three-year warrant to purchase up to 2,500,000 shares of the Company’s common stock at a price of $0.01 per share.

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

Overview

We began operating as a cannabis-delivery operation in California, in fiscal 2017, by making deliveries to individuals who had a doctor’s prescription for medical marijuana. We stopped our delivery operation activities in fiscal 2018, and entered into an asset purchase agreement that allows us to purchase 11 greenhouses, with equipment fixtures and supplies, and gives us the ability to assume ownership of 15 cannabis licenses in California. The licenses are for indoor cultivation, outdoor cultivation, processing, distribution and non-volatile extraction. Upon issuance of the licenses to our Company, we will issue a $7,000,000 promissory note to the seller. We have already issued 20 million shares of common stock, valued at $668,000 to the seller in conjunction with the purchase. We believe the value of the assets purchased in the three California locations and the 15 licenses is approximately $11 million. We hired the seller of these properties to be our Chief Operating Officer.

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

Results of Operations

For the Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017

Revenue increased by $24,873 to $70,211 for the nine months ended March 31, 2018 from $45,338 reported in the nine months ended March 31, 2017. The increase is primarily attributable to the length of time we operated as a delivery service for cannabis prescription holders. We no longer provide this service.

Cost of goods sold increased by $19,087 to $42,345 for the nine months ended March 31, 2018 from $23,258 reported in the nine months ended March 31, 2017. The increase is primarily attributable to the length of time we operated as a delivery service for cannabis prescription holders. We no longer provide this service.

General and administrative expenses increased by $18,309 to $250,902 for the nine months ended March 31, 2018 from $232,593 reported in the nine months ended March 31, 2017. The increase is primarily attributable to new activity related to our asset purchase in California on February 28, 2018.

Professional fees decreased by $23,102 to $14,000 for the nine months ended March 31, 2018 from $37,102 reported in the nine months ended March 31, 2017. The higher expense in fiscal 2017 is primarily attributable to legal fees related to our reverse split in September of 2016.

Consulting fees increased by $17,875, to 17,875, for the nine months ended March 31, 2018 as compared to $0 in consulting fees in the nine months ended March 31, 2017. We engaged outside consultants in fiscal 2018 to help us manage our asset purchase in California on February 28, 2018.

For the nine months ended March 31, 2018 we had a non-cash loss on the change in value of derivative liabilities of $4,265,189, as compared to a loss of $39,505,911 in the nine months ended March 31, 2017. The losses are due to the higher market value of embedded derivatives in our debt instruments, at the end of the quarter, in comparison with the market value when the debt originated. The loss in fiscal 2017 was unusually high, and the loss almost fully reversed itself by June 30, 2018

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue decreased by $45,338 to $0 for the three months ended March 31, 2018 from $45,338 reported in the three months ended March 31, 2017. The decrease is attributable to our decision to no longer provide cannabis deliver services and to focus on agricultural-related aspects of the cannabis industry. We are building a grow operation and we anticipate generating revenues again in fiscal 2019.

Cost of goods sold decreased by $23,258 to $0 for the three months ended March 31, 2018 from $23,258 reported in the three-months ended March 31, 2017. The decrease reflects the lack of sales in the third quarter of fiscal 2018.

General and administrative expenses increased by $12,041 to $103,936 for the three-months ended March 31, 2018 from $91,895 reported in the three-months ended March 31, 2017. The increase is primarily attributable our new efforts to build a grow operation in California as a result of the asset purchase we made on February 28, 2018.

Professional fees increased by $8,000 to $8,000 for the three-months ended March 31, 2018 from $0 reported in the three-months ended March 31, 2017. The increase is attributable to accounting and auditing fees we incurred in fiscal 2018.

We incurred no consulting fees for the three-months ended March 31, 2017 as compared to $10,849 in consulting fees in the three-months ended March 31, 2018. We engaged outside consultants in fiscal 2018 to help us manage our asset purchase in California on February 28, 2018.

For the three months ended March 31, 2018 and 2017 we had a non-cash loss on the change in value of derivative liabilities of $2,010,044 and $39,512,232, respectively. The losses are due to the higher market value of embedded derivatives in our debt instruments, at the end of the quarter, in comparison with the market value when the debt originated.

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents of $278 and negative working capital of $6,417,149 as compared to cash and cash equivalents of $1,939 and negative working capital of $1,933,060 at June 30, 2017.

Net cash used in operating activities amounted to $50,661 and $6,565 in the nine months ended March 31, 2018 and 2017, respectively. The principal use of cash from operating activities in the nine months ended March 31, 2018 was the net loss of $5,128,628, which was offset by an increase in the market value of derivatives of 4,265,189, share based payments of $866, the amortization of debt discount of $570,110 and an increase in operating liabilities of $241,802. The principal use of cash from operating activities in the nine-months ended March 31, 2017 was the net loss of $39,818,525, which was offset by two non-cash items, amortization of debt discounts of $40,786 and an increase in the fair market value of derivatives of $39,505,911. In addition, there was an increase in operating liabilities of $265,263.

There was no investing activity in the nine-month periods ended March 31, 2018 and 2017.

Net cash provided by financing activities aggregated $49,000 and $6,700 in the nine-months ended March 31, 2018 and 2017, respectively, from the proceeds of the sale of convertible notes.

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

Although we have made efforts to improve our balance sheet with transactions to settle our debt, we continue to have liabilities in excess of our assets.  We are working to settle our remaining liabilities and to raise cash to support our operating loss, and we continually consider a variety of possible sources.  We are in default of most of our debt agreements. In the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us.  If we are unable to generate sufficient revenues or raise additional capital, our operations will terminate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2018, we issued 20,000,000 shares of common stock to purchase assets, 15,000,000 shares to reduce $501,000 in unpaid salary of our Chief Executive Officer and $415,983 shares for a marketing contract.

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

Date: December 3, 2018	GOLDEN GLOBAL CORP.

By: /s/ Erik Blum
Erik Blum
Chairman of the Board and Chief Executive Officer